Form 10-Q
period 1996-09-30
SYGNET WIRELESS INC
filed 1996-11-13
CIK 879313

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                    FORM 10-Q

(MARK ONE)

(x/) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                          ----------    ----------

                       Commission File Number: 333-10161

                              Sygnet Wireless, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                      Ohio
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   34-1689165
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

  6550-B Seville Drive, Canfield, Ohio                                  44406
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (330) 565-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 ( ) Yes (x/) No

                                      INDEX

                              SYGNET WIRELESS, INC.
                                    FORM 10-Q
                         PERIOD ENDED SEPTEMBER 30, 1996

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995

             Consolidated Statements of Income for the Three Months Ended September 30, 1996 and September 30, 1995 and the Nine Months Ended September 30, 1996 and September 30, 1995

             Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and September 30, 1995

             Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

                                                        Sygnet Wireless, Inc.
                                                     Consolidated Balance Sheets
                                                                                                  September 30         December 31
                                                                                                      1996                1995
                                                                                                  -------------       -------------
                                                                                                   (Unaudited)           (Note)

                                               ASSETS

Current assets:
   Cash and cash equivalents ...............................................................      $   1,682,752       $     448,292
   Accounts receivable, less allowance for doubtful accounts of $574,000 at
     September 30, 1996 and $403,000 at December 31, 1995 ..................................          5,080,556           5,654,208
   Inventories .............................................................................            904,353           1,096,961
   Prepaid expenses and deferred income taxes ..............................................            608,558             263,722
                                                                                                  -------------       -------------
         Total current assets ..............................................................          8,276,219           7,463,183

   Cash to be used for acquisition of business .............................................         35,200,000                --
   Intangible assets, primarily cellular licenses--net .....................................         48,491,563          49,456,397
   Deferred expenses--net ..................................................................          5,949,879           1,649,997
   Property, plant and equipment--net ......................................................         23,743,031          21,048,896
                                                                                                  -------------       -------------
   Total assets ............................................................................      $ 121,660,692       $  79,618,473
                                                                                                  =============       =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................................      $     313,140       $     998,368
   Amount payable--Erie acquisition ........................................................               --             1,920,190
   Deferred revenue ........................................................................            875,573             742,811
   Utility property tax payable ............................................................            242,829             135,000
   Accrued expenses and other liabilities ..................................................          1,719,035           1,786,965
                                                                                                  -------------       -------------
Total current liabilities ..................................................................          3,150,577           5,583,334
Long-term liabilities
   Deferred liability--utility property tax ................................................            250,250             248,876
   Long-term debt ..........................................................................        111,000,000          69,500,000
   Deferred income taxes ...................................................................          1,157,430                --
                                                                                                  -------------       -------------
Total long-term liabilities ................................................................        112,407,680          69,748,876
   Shareholders' equity:
   Wilcom Corporation:
     Common shares, no par, Type A, voting, stated value $25.00; 1,000 shares
       authorized, 500 shares issued and outstanding .......................................               --                12,500
     Common shares, no par, Type B, non-voting, stated value $25.00; 5,000
       shares authorized, 2,500 shares issued and outstanding ..............................               --                62,500
   SYGNET Communications, Inc.:
     Common stock, no par, Type A, voting, stated value $1.00; 250,000 shares
       authorized, 209,362 shares issued and outstanding ...................................               --               209,362
     Common stock, no par, Type B, non-voting, stated value $1.00; 1,250,000
       shares authorized, 1,046,801 shares issued and outstanding ..........................               --             1,046,801
   Sygnet Wireless, Inc. ...................................................................
     Common shares, $.01 par, Class B, voting; 10,000,000 shares authorized,
       6,170,630 shares issued and outstanding .............................................             61,706
     Additional paid-in capital ............................................................          6,530,239           4,170,368
     Retained earnings (deficit) ...........................................................           (239,558)            753,675
     Note receivable from officer/shareholder ..............................................           (249,952)           (249,952)
     Treasury stock, at cost ...............................................................               --            (1,718,991)
                                                                                                  -------------       -------------
Total shareholders' equity .................................................................          6,102,435           4,286,263
                                                                                                  -------------       -------------
Total liabilities and shareholders' equity .................................................      $ 121,660,692       $  79,618,473
                                                                                                  =============       =============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

                                                        Sygnet Wireless, Inc.
                                            Consolidated Statements of Income (Unaudited)
                                                                           Three Months Ended                 Nine Months Ended
                                                                              September 30,                     September 30,
                                                                          1996             1995             1996             1995
                                                                      -----------      -----------      -----------      -----------
                                                                              (Unaudited)                       (Unaudited)

Revenue
   Subscriber revenue ..........................................      $ 7,056,509      $ 4,181,755      $20,024,721      $11,412,469
   Roamer revenue ..............................................        1,775,046        1,061,409        4,534,632        2,965,818
   Equipment sales .............................................          551,157          250,103        1,293,936          994,184
   Other revenue ...............................................          382,153          414,148        1,138,241        1,253,780
                                                                      -----------      -----------      -----------      -----------
Total revenue ..................................................        9,764,865        5,907,415       26,991,530       16,626,251

Costs and expenses:
   Cost of services ............................................        1,134,099          778,073        3,464,630        2,282,956
   Cost of equipment sales .....................................        1,172,042          743,623        3,175,211        2,419,297
   General and administrative ..................................        1,891,763          851,487        5,505,229        3,262,122
   Selling and marketing .......................................        1,318,756          683,985        3,674,618        2,098,902
   Depreciation and amortization ...............................        1,321,815          851,211        3,804,331        2,238,271
                                                                      -----------      -----------      -----------      -----------
 Total costs and  expenses .....................................        6,838,475        3,908,379       19,624,019       12,301,548
                                                                      -----------      -----------      -----------      -----------

Income from operations .........................................        2,926,390        1,999,036        7,367,511        4,324,703

Other
   Interest expense, net .......................................        1,260,045          472,959        3,892,773        1,302,428
   Other expense ...............................................           60,338          150,273          294,944          242,137
                                                                      -----------      -----------      -----------      -----------
Income before income taxes .....................................        1,606,007        1,375,804        3,179,794        2,780,138

Income tax expense .............................................          992,000           11,000        1,102,000           30,000
                                                                      -----------      -----------      -----------      -----------

Net income .....................................................      $   614,007      $ 1,364,804      $ 2,077,794      $ 2,750,138
                                                                      ===========      ===========      ===========      ===========

Unaudited pro forma information (Note 1):
   Historical income before income taxes .......................        1,606,007        1,375,804        3,179,794        2,780,138
   Pro forma income taxes ......................................          723,000          660,000        1,431,000        1,335,000
                                                                      -----------      -----------      -----------      -----------
   Pro forma net income ........................................      $   883,007      $   715,804      $ 1,748,794      $ 1,445,138
                                                                      ===========      ===========      ===========      ===========

   Pro forma net income per share...............................      $       .14      $       .12      $       .28      $       .23
                                                                      ===========      ===========      ===========      ===========

Pro forma shares outstanding ...................................        6,170,630        6,170,630        6,170,630        6,170,630
                                                                      ===========      ===========      ===========      ===========

See accompanying notes.

                                                        Sygnet Wireless, Inc.
                                          Consolidated Statements of Cash Flows (Unaudited)
                                                                                                     For the Nine Months Ended
                                                                                                            September 30,
                                                                                                  ---------------------------------
                                                                                                      1996                 1995
                                                                                                  -------------       -------------
                                                                                                              (Unaudited)

Operating activities

Net income .................................................................................      $   2,077,794       $   2,750,138
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation .............................................................................          2,679,509           1,899,775
  Amortization .............................................................................          1,124,822             338,496
  Deferred income taxes ....................................................................            782,900                --
  Loss on disposal of equipment ............................................................            176,841             142,883
  Changes in operating assets and liabilities:
    Accounts receivable ....................................................................            573,652            (575,035)
    Inventory ..............................................................................            192,607             (59,481)
    Prepaid and deferred expenses ..........................................................             76,210             148,177
    Accounts payable and accrued expenses ..................................................           (547,962)          1,683,596
                                                                                                  -------------       -------------
Net cash provided by operating activities ..................................................          7,136,373           6,328,549

Investing activities

Cash to be used for acquisition of business ................................................        (35,200,000)               --
Acquisition of Erie ........................................................................         (1,920,190)        (40,859,342)
Purchases of property and equipment ........................................................         (5,550,485)         (7,817,994)
                                                                                                  -------------       -------------
Net cash used in investing activities ......................................................        (42,670,675)        (48,677,336)

Financing activities
Dividends paid .............................................................................           (261,623)         (1,158,979)
Proceeds from long-term debt ...............................................................        114,000,000          47,986,188
Principal payments on long-term debt .......................................................        (72,500,000)           (750,000)
Increase in financing costs ................................................................         (4,469,615)         (1,716,230)
Purchase of treasury stock .................................................................               --            (1,718,991)
                                                                                                  -------------       -------------
Net cash provided by financing activities ..................................................         36,768,762          42,641,988

Increase in cash and cash equivalents ......................................................          1,234,460             293,201

Cash and cash equivalents at beginning of period ...........................................            448,292             436,790
                                                                                                  -------------       -------------

Cash and cash equivalents at end of period .................................................      $   1,682,752       $     729,991
                                                                                                  =============       =============

See accompanying notes.

                              Sygnet Wireless, Inc.
             Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation and Pro Forma Information

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the combined financial statements of SYGNET Communications, Inc. (SYGNET) and Wilcom Corporation (Wilcom) through
   August 31, 1996, the effective date of the merger described below and the accounts of Sygnet Wireless, Inc. (the Company) thereafter. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Registration Statement (File No. 333-10161) on Form S-1 as amended and filed with the Securities and Exchange Commission dated September 19, 1996.

   As described below, SYGNET and Wilcom have terminated their status as Subchapter S Corporations. A pro forma adjustment has been made to the financial statements for the three and nine months ended September 30, 1996 and 1995, respectively, to reflect a provision for federal, state and local income taxes as though the Subchapter S election was terminated on January 1, 1995.

   Pro forma net income per share is presented as though the 6,170,630 shares issued at the date of the corporate restructuring described below were outstanding for all periods presented. Historical earnings per share data is not presented because such data is not meaningful.

2. Merger and Recapitalization

   On August 19, 1996, the shareholders of SYGNET and Wilcom effected a corporate restructuring whereby Wilcom was merged into SYGNET and shareholders of Wilcom received 8.72 shares of SYGNET common stock for each share of Wilcom common stock held as of August 31, 1996, the effective date of the merger. Effective August 31, 1996, the 500 shares of Wilcom Type A converted into 4,360 shares of SYGNET Type A and the 2,500 shares of Wilcom Type B converted into 21,800 shares of SYGNET Type B. In conjunction with this merger, the shareholders of SYGNET amended the articles of incorporation to change SYGNET's name to Sygnet Wireless, Inc.

   On August 28, 1996, the Company approved a plan to recapitalize the Company whereby the SYGNET Communications, Inc. common stock Type A (205,698 shares) and Type B (1,028,428 shares) were converted into 6,170,630 shares of Sygnet Wireless, Inc. Class B common stock in a 5 for 1 stock split.

   In addition, on October 3, 1996 the Company's shareholders amended the articles of incorporation to create a new class of preferred stock (described below) effective October 4, 1996. As a result of the merger, recapitalization and amendments to the articles of incorporation, the Company's capital structure is as follows:

         Class A Common Stock - There are authorized 60 million shares of $.01 par value Class A common stock. These shares are entitled to one vote per share. No Class A shares have been issued.

         Class B Common Stock - There are authorized 10 million shares of $.01 par value Class B common stock. 6,170,360 shares are issued and outstanding. These shares are entitled to ten votes per share.

         Preferred Stock - There are authorized 10,000,000 shares of $.01 par value voting preferred stock and 5,000,000 shares of $.01 par value nonvoting preferred stock. Of these, 200,000 shares of nonvoting preferred stock were issued in October in connection with the Asset Acquisition Agreement described below in note five. The Board of Directors has the authority to determine the rights conferred to preferred shareholders when the Board causes the preferred stock to be issued.

                              Sygnet Wireless, Inc.
       Notes to Consolidated Financial Statements (Unaudited) (Continued)

3. Income Taxes

   On August 31, 1996, SYGNET and Wilcom terminated their status as Subchapter S Corporations. As a result of this termination, application of the provisions of SFAS No. 109, Accounting for Income Taxes requires deferred income taxes to be provided for differences in the basis for tax purposes and for financial accounting purposes of recorded assets and liabilities. Accordingly, as a result of this termination, a net deferred income tax liability and related expense of approximately $745,000 was recorded on September 1, 1996.

   Amounts for deferred tax assets and liabilities are as follows:

                                                     September 30   December 31
                                                         1996           1995
                                                     ------------   ------------

                     Deferred tax assets:
                     -------------------

   AMT credit carryforward ........................  $     63,400   $     63,400
   Allowance for doubtful accounts ................       229,600           --
   Other ..........................................       189,900          8,200
                                                     ------------   ------------
   Total deferred tax assets ......................       482,900         71,600

                   Deferred tax liabilities:
                   ------------------------

   Depreciation ...................................       489,800           --
   Amortization ...................................       731,000           --
   Other ..........................................          --           26,600
                                                     ------------   ------------
   Total deferred tax liabilities .................     1,220,800         26,600
                                                     ------------   ------------
   Net deferred tax (liabilities) assets ..........  $   (737,900)  $     45,000
                                                     ============   ============

   The components of the income tax provision in the consolidated statements of income for the nine months ended September 30, 1996 and 1995 are as follows:

                                                         1996           1995
                                                     ------------   ------------

Current income tax expense .......................   $    319,100   $       --
Deferred income tax expense ......................        782,900         30,000
                                                     ------------   ------------
Total provision for income taxes .................   $  1,102,000   $     30,000
                                                     ============   ============

   Income taxes paid were $132,300 and $30,000 for the nine months ended September 30, 1996 and 1995, respectively.

4. Long-term debt

   On September 19, 1996, the Company issued $110,000,000 11 1/2% unsecured Senior Notes Due October 1, 2006 (the Notes). The Notes pay interest semiannually on April 1 and October 1 of each year commencing April 1, 1997. The Notes are redeemable at the option of the Company at redemption prices (expressed as a percentage of principal amount) ranging from 105.75% in 2001 to 100.00% in 2005 and thereafter. Among other things, the Notes contain certain covenants which limit additional indebtedness, payment of dividends, sale of assets or stock, changes in control and transactions with related parties.

   $71,500,000 of the proceeds from the Notes were used to repay amounts borrowed under the Company's bank credit agreement dated September 29, 1995 which allowed the Company to borrow up to $75 million at any time through September 30, 2003. The remaining proceeds were used to finance the acquisition described below.

                              Sygnet Wireless, Inc.
       Notes to Consolidated Financial Statements (Unaudited) (Continued)

5. Subsequent Events

   On October 9, 1996, the Company acquired certain cellular licenses, property, equipment, current assets and current liabilities of Horizon Cellular Telephone Company of Chautauqua L.P., Horizon Cellular Telephone Company of Crawford L.P., and Horizon Cellular Telephone Company of Indiana L.P. (Horizon). The acquired systems will continue to provide cellular service to an estimated population of 1.4 million in contiguous markets in western Pennsylvania and New York. Pursuant to the Asset Acquisition Agreement between Horizon and the Company dated July 11, 1996, the aggregate purchase price was $252,258,661 in cash and was financed through the issuance of the Senior Notes , the issuance of $20,000,000 in redeemable preferred stock (Preferred Stock) and by a syndicated bank credit facility (the Bank Credit Facility).

   The pro forma unaudited condensed combined results of operations for the three and nine-months ended September 30, 1996, respectively, as if the purchase occurred on January 1, 1996 is as follows:

                                        Three Months Ended   Nine Months Ended
                                        September 30, 1996   September 30, 1996
                                        ------------------   ------------------

   Revenue ...........................  $       19,243,000   $       52,046,000
                                        ==================   ==================

   Net loss ..........................  $       (1,511,000)  $       (9,771,000)
                                        ==================   ==================

   Pro forma net loss per share
     applicable to common
     shareholders ....................  $             (.50)  $            (2.30)
                                        ==================   ==================

   Earnings before interest taxes,
     depreciation and amortization,
     minority interest and other
     non-cash expenses (EBITDA) ......  $        9,184,000   $       23,190,000
                                        ==================   ==================

   Subscribers .......................                                   95,676
                                                             ==================

   The net proceeds from the Preferred Stock were $19 million. Dividends will accrue quarterly in arrears and will be payable in shares of Preferred Stock. The dividend rates increase annually from 15% in the year ending
   September 30, 1997 to 17% in the year ending September 30, 1998 to 19% in the year ending September 30, 1999 and are 21% in the year ending September 30, 2000 and thereafter. Warrants to purchase shares of the Company's Class A Common Stock representing 1% of the Common Stock outstanding, on a fully diluted basis, will be issued to holders of the Preferred Stock on July 9, 1996 if the Preferred Stock is outstanding at such time. At the end of each quarter thereafter for so long as any of the Preferred Stock continues to remain outstanding, warrants to purchase shares of Class A Common Stock representing 3/8%, on a fully diluted basis, will be issued to the holders of the Preferred Stock. The exercise price of the warrants will be $.01 per share of Class A Common Stock.

   The Company will be required to redeem the Preferred Stock at its liquidation amount thereof, plus all accrued and unpaid dividends to the date of redemption, upon the earlier of (i) the tenth anniversary of the issuance of the Preferred Stock, (ii) a Change of Control as defined, (iii) the issuance of any Indebtedness as defined or equity by the Company or (iv) the exercise of the Put Option (defined below).

   At any time after the fourth anniversary, holders of the Preferred Stock have the right to require the Company to redeem the Preferred Stock (the "Put Option") in whole or in part within 90 days from the receipt of written notice of the exercise of the Put Option. In the event the Preferred Stock is not redeemed within such 90-day period, the holders of the Preferred Stock, upon written notice to the Company, will have the right to require the Company to effect a sale or liquidation of the Company to be completed within a period of 12 months following such notice. The Preferred Stock will be subject to redemption at the option of the Company at any time in whole or in part upon three business days' notice.

   The Bank Credit Facility is a senior secured reducing revolver that provides Sygnet Communications, Inc., a subsidiary of the Company, the ability to borrow up to $300.0 million from time to time. The Bank Credit Facility is secured by certain assets of and the stock of Sygnet Communications, Inc. The Bank Credit Facility provides for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate ("LIBOR") or the prime rate. Interest payments will be made quarterly. Upon closing of the Bank Credit Facility, the existing $75 million credit agreement dated September 29, 1996 was terminated. A loss of $1,433,000 on the refinancing of the credit facility was incurred in October 1996 to write-off unamortized financing costs. As of October 9, 1996 $204.5 million was outstanding under the Bank Credit Facility.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited combined financial statements and the notes thereto appearing elsewhere in this report. As a result of the acquisition on October 9, 1996 of the cellular telephone systems of Horizon Cellular Telephone Company affiliates (the Horizon Acquisition) and the acquisition on September 29, 1995 of Erie Cellular Telephone Company (the Erie Acquisition), the Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded, however, the percentage changes are based on the actual financial statements.


The Company's' Historical Results of Operations
Three Months ended September 30, 1996 compared to Three Months ended September 30, 1995.
--------------------------------------------------------------------

For the three months ended September 30, 1996, revenues totaled $9.8 million, a 65.3% increase over total revenue of $5.9 million for the comparable period in 1995. Net income for the three months ended September 30, 1996 was $614,000, a 55.1% decrease from net income of $1.4 million for the comparable period in 1995. Earnings before interest, taxes, depreciation and amortization, minority interest and other non-cash expenses (EBITDA) grew to $4.2 million (43.5% of total revenue) in the three months ended September 30, 1996 from $2.8 million (48.2% of total revenue) in the comparable 1995 period. Subscriber revenue grew by 68.7% to $7.0 million for the three months ended September 30, 1996 compared to $4.2 million for the comparable period in 1995 as a result of continued subscriber growth in the Company's markets and from the inclusion of results from the Erie Acquisition. Consistent with industry trends, the Company's subscribers continue to increase and at September 30, 1996 ending subscribers had grown 6.8% to 54,245 at September 30, 1996 from 50,797 at June 30, 1996. Compared to September 30, 1995, ending subscribers grew by 39.7%. On a per subscriber basis revenue is down slightly, due in part to competitive market pressures and the mix of subscribers reflecting safety and security usage, who typically have few minutes of use per month. Roamer revenue grew by 67.2% to $1.8 million during the three months ended September 30, 1996 compared to $1.1 million during the same period in 1995. This increase was a result of a greater volume of roaming traffic versus the comparable 1995 period and the inclusion of the results for Erie for 1996 after the Erie Acquisition. Equipment sales revenue for the three months ended September 30, 1996 totaled $551,000, a 120% increase over equipment sales of $250,000 for the comparable period in 1995. The increase was a result of an increased number of telephones and accessories distributed as new subscriber acquisitions increased and from the inclusion of the Erie Acquisition for 1996. Throughout the industry, cellular telephone equipment is frequently provided to subscribers at no cost as part of promotions to attract subscribers and to sell access, airtime and cellular service. Other revenue declined to $382,000 during the three months ended September 30, 1996 from $414,000 in the comparable 1995 period as equipment rental revenue continued to decrease as rental programs have been phased out.

Cost of services increased to $1.1 million during the three months ended September 30, 1996 from $778,000 in the comparable 1995 period. Although cost of services has increased 45.8% due to additional usage including usage related to the Erie Acquisition, this growth rate was less than the growth rate of subscriber revenue which grew 65.3% during the same period which is a result of operating efficiencies gained from the Erie Acquisition. Cost of equipment sales increased by 57.6% to $1.2 million for the three months ended September 30, 1996 from $744,000 in the comparable 1995 period. The primary reasons for the increase in cost include an increased number of telephones distributed as new subscriber acquisitions increased, the higher level of swaps and upgrades of telephones by existing customers and results of the Erie Acquisition. The increased cost of equipment sold resulting from the increase in gross activations is somewhat offset by the declining cost to acquire new telephones.

General and administrative costs, which include primarily wages, occupancy costs, and bad debt expense, increased by 122% to $1.9 million for the three months ended September 30, 1996 from $861,000 for the comparable period in 1995. This increase is due primarily to the effects of a third quarter 1995 one time adjustment to the personal property tax accrual resulting from a substantial decrease in tax rates, as well as the Erie Acquisition. Other operating costs also generally increased as the Company grew. Selling and marketing costs grew by 92.8% to $1.3 million for the three months ended September 30, 1996 from $684,000 in the comparable 1995 period. This increase is due to a higher level of new subscribers added period to period and the Erie Acquisition. Selling and marketing cost per gross new subscriber decreased to $374 during the three months ended September 30, 1996 from $414 in the comparable 1995 period. Depreciation and amortization increased to $1.3 million for the three months ended September 30, 1996 from $851,000 in the comparable 1995 period due to depreciation on the higher levels of fixed assets resulting from purchases for system growth as well as the amortization of the Erie Acquisition The Company continues to expand its systems by adding cell sites, and for the three months ended September 30, 1996 three new cell sites were constructed at a cost of $1.4 million. The amortization of the Erie cellular license also contributed $270,000 to this increased amortization.

Interest expense more than doubled to $1.3 million for the three months ended September 30, 1996 from $473,000 in the comparable 1995 period. This increase was primarily a result of increased borrowings associated with the Erie Acquisition.

Income tax expense increased to $992,000 during the three months ended September 30, 1996 as compared to $11,000 for the comparable 1995 period. On August 31, 1996, the Subchapter S corporation status was terminated and subsequently, the Company was required to record federal, state and local income taxes. Additionally, as a result of this termination, a deferred income tax expense of $745,000 was recorded on September 1, 1996.


Nine Months ended September 30, 1996 compared to Nine Months ended September 30, 1995.
------------------------------------------------------------------

For the nine months ended September 30, 1996, revenues totaled $27.0 million, a 62.3% increase over total revenue of $16.7 million for the comparable period in 1995. Net income for the nine months ended September 30, 1996 was $2.1 million, a 24.4% decrease from net income of $2.8 million for the first nine months of 1995. EBITDA grew to $11.2 million (41.4% of total revenue) in the nine months ended September 30, 1996 from $6.6 million (39.5% of total revenue) in the comparable 1995 period. Subscriber revenue grew by 75.4% to $20.0 million for the nine months ended September 30, 1996 compared to $11.4 million for the comparable period in 1995 as a result of continued subscriber growth in the Company's markets and the Erie Acquisition. Consistent with industry trends, the Company's subscribers continue to increase and at September 30, 1996 ending subscribers had grown by 21.4% to 54,245 at September 30, 1996 from 44,665 at December 31, 1995. Compared to September 30, 1995 subscribers grew by 39.7%. On a per subscriber basis revenue is down slightly, due in part to competitive market pressures and the mix of subscribers reflecting safety and security subscribers, who typically have few minutes of use per month. Roamer revenue grew by 52.9% to $4.5 million during the nine months ended September 30, 1996 compared to $3.0 million during the same period in 1995. This increase was a result of greater volume of roaming traffic versus the comparable 1995 period and the inclusion of the results from the Erie Acquisition for all of 1996. Average roamer revenue per minute during the first nine months of 1996 decreased slightly in comparison to the first nine months of 1995 as the strategic reductions made to regional roaming rates in the first quarter of 1995 were in effect for the full nine month period in 1996. Equipment sales increased by 30.1% to $1.3 million during the first nine months of 1996 compared to $1.0 million during the same period in 1995. This increase was due mainly to an increased number of telephones and accessories distributed as new subscriber acquisitions increased, and the inclusion of the Erie Acquisition for 1996. Throughout the industry, to attract subscribers cellular telephone equipment is frequently provided to subscribers at no cost as part of promotions to sell access, airtime and cellular service. Other revenue declined to $1.1 million in the first nine months of 1996 from $1.3 million in the comparable 1995 period as equipment rental revenue continued to decrease as rental programs continued to be phased out.

Cost of services increased to $3.5 million during the nine months ended September 30, 1996 from $2.3 million in the comparable 1995 period. Although cost of services has increased 51.8% due to additional system usage associated with a larger subscriber base and the Erie Acquisition, this growth rate was less than the growth rate of subscriber revenue which grew 75.4% during the same period, which was the result of operating efficiencies gained from the Erie Acquisition.

Cost of equipment sales increased by 31.3% to $3.2 million in the first nine months of 1996 from $2.4 million in the comparable 1995 period. The primary reasons for the increase in cost include an increased number of telephones distributed as new subscriber acquisitions increased, the higher level of swaps and upgrades of telephones by existing customers and the inclusion of the results of the Erie Acquisition. The increased cost of equipment sold resulting from the increase in gross activations is somewhat offset by the declining cost to acquire new telephones. General and administrative costs increased by 68.7% to $5.5 million in the first nine months of 1996 from $3.3 million in the comparable 1995 period. This increase is due primarily to the Erie Acquisition. Other operating costs also generally increased as the Company grew.

Selling and marketing costs grew by over 75% to $3.7 million in the first nine months of 1996 from $2.1 million in the comparable 1995 period. This increase is due to a higher level of new subscribers added period to period and the Erie Acquisition. Selling and marketing cost per gross new subscriber decreased to $385 in the first nine months of 1996 from $424 in the comparable 1995 period. Depreciation and amortization increased to $3.8 million in the first nine months of 1996 from $2.2 million in the comparable 1995 period due to the depreciation on higher levels of fixed assets resulting from the purchases for system growth as well as amortization of the Erie Acquisition The Company continues to expand its systems by adding cell sites and during the first nine months of 1996 seven new cell sites were constructed at a cost of $2.3 million. The amortization of the Erie cellular license also contributed $800,000 to this increased amortization.

Interest expense almost tripled to $3.9 million for the first nine months of 1996 from $1.3 million in the comparable 1995 period. This increase was primarily a result of increased borrowings associated with the Erie Acquisition.

Income tax expense increased to $1,102,000 during the nine months ended September 30, 1996 as compared to $30,000 for the comparable 1995 period. On August 31, 1996, the Subchapter S corporation status was terminated and subsequently, the Company was required to record federal, state and local income taxes. Additionally, as a result of this termination, a deferred income tax expense of $745,000 was recorded on September 1, 1996.


Liquidity and Capital Resources
-------------------------------

The Company has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities have been used for additional support of capital expenditure programs and to fund acquisitions. The Company has used the $110.0 million of proceeds from the sale of the Notes, the $20.0 million of proceeds from the sale of the Preferred Stock and the $204.5 million of borrowings under the Bank Credit Facility to fund the $252,258.661 million Horizon Acquisition, to pay the fees associated with the above transactions, to refinance $71.5 million of existing bank debt and for working capital.

The Company projects a rapid buildout of the newly acquired systems in order to improve coverage and increase usage. During the 15 month period from October 1996 through December 31, 1997, the Company expects to add 35 to 40 new cell sites throughout its entire system. In addition, the Company will continue to upgrade switches and other network equipment. Aggregate capital expenditure levels are expected to range from approximately $25 to $30 million from October 1996 through December 31, 1997.

The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. After completion of the Horizon Acquisition on October 9, 1996, the Company had approximately $76 million available under the Bank Credit Facility. The Company believes that these resources will be sufficient to meet its capital needs.


Forward Looking Statements
--------------------------

The description of the Company's capital expenditure plans set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services, and from other technologies that may be developed; and the occurrence of other technological changes affecting the Company's business. For further information regarding these and other risk factors, see "Risk Factors" in the Company's Registration Statement (File No. 333-10161) on Form S-1 as amended and filed with the Securities and Exchange Commission dated September 19, 1996.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         3.1   Amended and Restated Articles of Incorporation.

         3.2   Code of Regulations.

         4 Indenture dated as of September 26, 1996 between Registrant and Fleet National Bank as Trustee.

         10    1996 Stock Option Plan for Non-Employee Directors.

         27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                               INDEX TO EXHIBITS

Exhibit Number  Description
--------------  ----------------------------------------------------------------

3.1             Amended and Restated Articles of Incorporation.

3.2             Code of Regulations.

4 Indenture dated as of September 26, 1996 between Registrant and Fleet National Bank as Trustee.

10              1996 Stock Option Plan for Non-Employee Directors.

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)