Form 10-Q/A
period 1996-09-30
SYGNET WIRELESS INC
filed 1996-11-14
CIK 879313

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-Q/A

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

                                 ( ) Yes (x/) No

                                      INDEX

                              SYGNET WIRELESS, INC.
                                    FORM 10-Q/A
                         PERIOD ENDED SEPTEMBER 30, 1996

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        SYGNET WIRELESS, INC.

                                        By: /s/ Craig T. Sheetz
                                            ------------------------------------
                                            Craig T. Sheetz
                                            Vice President and Chief Financial
                                            Officer

                                            (as duly authorized officer and
                                            principal financial officer of the
                                            registrant)

Dated: November 14, 1996

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