Form 10-K405
period 1996-12-31
SYGNET WIRELESS INC
filed 1997-02-27
CIK 879313

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

                          Commission file number 333-10161

                                SYGNET WIRELESS, INC.
               (Exact name of registrant as specified in its charter)

                     OHIO                                       34-1689165
           (State of Incorporation)                (I.R.S. Employer Identification No.)

      6550-B SEVILLE DRIVE, CANFIELD, OH                          44406
   (Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (330) 565-1000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     As of February 11, 1997, 6,170,630 shares of Sygnet Wireless, Inc. Class A and Class B Common Stock, par value $.01 per share (Common Stock), were outstanding. The Common Stock is privately held and no shares have been sold in the past 60 days to the knowledge of the Registrant.

================================================================================

                             SYGNET WIRELESS, INC.

                            1996 REPORT ON FORM 10-K

                               TABLE OF CONTENTS

 ITEM
NUMBER                                                                                    PAGE
------                                                                                    ----
                                            PART I

   1     Business.......................................................................    1
   2     Properties.....................................................................   14
   3     Legal Proceedings..............................................................   14
   4     Submission of Matters to a Vote of Security Holders............................   14

                                            PART II

   5     Market for Registrant's Common Equity and Related Stockholder Matters..........   14
   6     Selected Financial Data........................................................   15
   7     Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................   15
   8     Financial Statements and Supplementary Data....................................   20
   9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................   36

                                            PART III

  10     Directors and Executive Officers of Registrant.................................   36
  11     Executive Compensation.........................................................   38
  12     Security Ownership of Certain Beneficial Owners and Management.................   40
  13     Certain Relationships and Related Transactions.................................   42

                                            PART IV

  14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............   42

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sygnet Wireless, Inc. (the Company) owns and operates cellular telephone systems serving one large cluster with approximately 2.4 million Pops in northeastern Ohio, western Pennsylvania and western New York. As used in this document, Pops means the estimate of population of a license area. The number of Pops is not the same as the number of subscribers or even potential subscribers. The Company's cellular systems are located in Youngstown, Ohio and Erie, Pennsylvania and in primarily suburban and rural areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The Company believes that its mix of suburban and rural locations provides it with advantages over cellular operators in predominately urban areas, including greater roaming revenue opportunities, lower distribution costs and higher costs of entry for new competitors. As of December 31, 1996, the Company had approximately 106,000 subscribers.

     The Company was incorporated under the laws of the State of Ohio in August 1991. The principal executive offices of the Company are located at 6550-B Seville Drive, Canfield, Ohio 44406 and its telephone number is (330) 565-1000.

CORPORATE RESTRUCTURING

     To facilitate implementation of its business strategy, the Company was restructured in 1996 (the Restructuring). Prior to the Restructuring, SYGNET Communications, Inc. operated as a Close Corporation with S corporation tax status. Its cellular business was operated through three partnerships:
Youngstown Cellular Telephone Company, Erie Cellular Telephone Company and Wilcom Cellular, each of which had two other corporate partners -- Wilcom Corporation and Sharon-Youngstown Cellular, Inc. As a result of the Restructuring, Wilcom Corporation was merged into SYGNET Communications, Inc. which has been renamed Sygnet Wireless, Inc. and now is a holding company with Sharon-Youngstown, renamed Sygnet Communications, Inc., now its wholly-owned subsidiary and the operating company. The existence of the Youngstown Cellular Telephone Company, Erie Cellular Telephone Company and Wilcom Cellular was terminated.

THE HORIZON ACQUISITION

     On October 9, 1996, the Company purchased for $252.9 million in cash including net working capital, the PA-1, PA-2, PA-6, PA-7 and NY-3 Rural Service Areas (RSAs) from Horizon Cellular Telephone Company (the Horizon Systems). These systems serve contiguous markets representing approximately 1.3 million Pops and covering over 16,125 square miles in western Pennsylvania and New York. The PA-2 RSA, which represents 89,400 Pops, currently operates under Interim Operating Authority (IOA) pending the FCC's final determination of the qualifications of the initial lottery winner to hold the permanent license for the PA-2 RSA. While the Company will not be issued a permanent license for the PA-2 RSA (unless the Company were to reach an agreement to purchase the license from the eventual recipient of the license), it is entitled to all revenue and income generated by the cellular system until the FCC resolves the dispute. The Company is unable to predict when or how the FCC will resolve this matter or the likelihood that a purchase agreement will be reached with the eventual license winner.

     The four contiguous Pennsylvania RSAs acquired from the Horizon Companies include 880,100 Pops and cover over 10,243 square miles in western Pennsylvania. The New York system represents 485,200 Pops and covers over 5,882 square miles in the western portion of the state.

BUSINESS STRATEGY

     The Company's goal is to become the leading full service provider of mobile telecommunications services in its cluster by offering technically advanced cellular service, superior coverage and a high level of customer service at competitive prices. Specifically, the Company's business objectives are to increase penetration and improve profitability in its systems by taking advantage of its ability to operate in a large regional footprint. In addition, the Company may in the future acquire additional systems that provide the Company with the ability to further its strategic objectives.

     - Local Retail Outlets and Superior Customer Service. The Company strives to provide a high level of customer service and the Company's use of local retail stores is a key element of this local subscriber service strategy. The Company's stores are staffed with sales and customer service representatives who provide a more direct, specifically targeted level of customer service than is ordinarily offered by larger competitors relying on centralized customer service operations. By having a permanent local retail presence, the sales staff can cultivate local market knowledge that allows them to focus their efforts on the specific demands of the market or markets in which they operate. This improves their ability to establish relationships with customers, to understand the customer's needs and to reduce churn. The sales team's ability to promote the Company's services both inside and outside of its cluster is enhanced by its license to market under the CELLULAR ONE(R) brand name and its continuing participation in the NACN, a national cellular network comprised principally of non-wireline carriers whose goal is to make cellular service "seamless" throughout North America by facilitating automatic roaming to and from member systems.

     - Advanced Systems Design. The Company's system design and the Time Division Multiple Access (TDMA) digital technology it employs provide the foundation for technically superior cellular service. The Company has deployed and continues to deploy a large number of cell sites in each service area. Consequently, subscribers enjoy a high level of local and regional coverage, resulting in high quality hand-held coverage throughout most of its population centers, minimal call blocking, seamless call delivery through NACN and the availability of digital voice and data services. The Company believes it is well positioned to address new technologies that might become available in its markets.

     - Decentralized Marketing Management. The Company has assembled management, sales and operating staff with extensive experience and relationships within each market. The decentralized market management structure adopted by the Company allows it to tailor its service to meet the needs of each market. This local approach to marketing is coordinated with senior management of the Company and allows each market to benefit from shared corporate resources.

     - Acquisition Strategy. The Company's primary external growth strategy has been to develop its cellular system by pursuing acquisitions that expand its regional footprint, can be operated efficiently, enhance its reciprocal relationships with other cellular telephone carriers and provide an opportunity to gain significant competitive advantages. As it has done successfully in the past, the Company intends to pursue acquisition opportunities which permit the Company to achieve these strategic objectives either with respect to its current cluster or elsewhere.

     - Future Competition. The Company is preparing for what is expected to be an increasingly competitive telecommunications environment by aggressively working to attract new subscribers. The Company believes it is prepared for this competition because it is not dependent on high roaming or local rates. In addition, the Company believes that it can effectively face this competition from its position as an incumbent in the cellular field with a high quality network that is not capacity constrained. The Company also has an extensive footprint, strong distribution channels, superior customer service capabilities and an experienced management team. Because the Company operates in medium to small markets, the new Personal Communications Service (PCS) licensees may be unable or unwilling to offer commercially viable wireless service in much of the Company's area in the near term. The Company believes the extensive capital expenditures required to deploy the infrastructure for PCS are more readily justifiable from an economic standpoint in larger, more densely populated urban areas. This constraint of PCS may position the Company to offer roaming services to PCS customers, as well as to provide bulk lines of service for resale to certain PCS companies. For example, the Company's existing Youngstown and Erie systems are equipped to provide TDMA digital roaming to AT&T Wireless PCS subscribers when AT&T Wireless introduces dual band TDMA phones in the adjacent Cleveland and Buffalo-Rochester MTAs.

CELLULAR MARKETS AND SYSTEMS

     The Company operates in nine non-wireline license areas in northeastern Ohio and western New York and Pennsylvania, including the PA-2 IOA. The following table summarizes the Company's systems.

                                                                                              DATE OF
                                                       TOTAL POPS   OWNERSHIP   NET POPS    ACQUISITION
                                                       ----------   ---------   ---------   -----------
Youngstown, OH MSA...................................     491,900      100%       491,900       1985
Sharon, PA MSA.......................................     122,100      100%       122,100       1987
Erie, PA MSA.........................................     280,600      100%       280,600       1995
Columbiana, OH, OH-11 RSA............................     111,700      100%       111,700       1991
Chautauqua, NY, NY-3 RSA.............................     485,200      100%       485,200       1996
Crawford, PA, PA-1 RSA...............................     197,200      100%       197,200       1996
Lawrence, PA, PA-6 RSA...............................     376,400      100%       376,400       1996
Indiana, PA, PA-7 RSA................................     217,100      100%       217,100       1996
McKean, PA, PA-2 RSA.................................      89,400      100%        89,400       1996
                                                        ---------               ---------
Total................................................   2,371,600               2,371,600

  COMPETITORS AND ADJOINING SYSTEMS

     The Company competes with various companies in each of its markets. Management believes that the integrated network of its contiguous cellular systems operating as CELLULAR ONE(R) affords it significant advantages over many of its competitors. Overall, the Company competes against four distinct cellular system operators.

     The following chart lists the Company's cellular competitors in each of its communities of interest.

                   MARKETS                                       COMPETITORS
                   -------                                       -----------
Youngstown, OH MSA...........................   360 degrees Communications
Erie, PA MSA.................................   GTE Mobilnet
Columbiana, OH (OH-11 RSA)...................   360 degrees Communications
Sharon, PA MSA...............................   360 degrees Communications
Crawford, PA (PA-1 RSA)......................   360 degrees Communications
Lawrence, PA (PA-6 RSA)......................   Bell Atlantic/NYNEX and 360 degrees
                                                Communications
Indiana, PA (PA-7 RSA).......................   Bell Atlantic/NYNEX
Chautauqua, NY (NY-3 RSA)....................   Frontier
McKean, PA (PA-2 RSA)........................   Bell Atlantic/NYNEX

  MARKETING

     Most of the Company's systems promote their respective cellular products and services under the name CELLULAR ONE(R). CELLULAR ONE(R), the first national brand name in the cellular industry, is currently utilized in over 400 service areas throughout the United States. CELLULAR ONE(R) ranks as the nation's most recognized cellular service provider. The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside the Company's service areas and with potential new subscribers moving into the Company's service areas. In addition, travelers who subscribe to CELLULAR ONE(R) service in other markets may be more likely to use the Company's service when they travel in the Company's service areas. This is primarily due to the technical operation of the cellular telephone. Cellular telephones of non-wireline subscribers are programmed to select the non-wireline carrier (such as the Company) when roaming, unless the subscriber either dials a special code or has a cellular telephone equipped with an "A/B" (non-wireline/ wireline) switch and selects the wireline carrier. The Company's Youngstown, Columbiana and Sharon markets operate under the name Wilcom Cellular which has strong local identity and name recognition.

     Management has also implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of customer service and high penetration levels. The Company's sales staff has a two-tier structure. A retail sales force handles walk-in traffic and a targeted sales staff solicits certain corporate and government subscribers. The Company's management believes that its internal sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber needs than are independent agents. As a result, the Company's use of an internal sales force keeps marketing costs low both directly because commissions are lower and indirectly because subscriber retention is higher than when using independent agents.

     The Company's sales force works principally out of its own retail stores in which the Company offers a full line of cellular products and services. As of December 31, 1996, the Company maintained 37 retail stores and kiosks.

  ROAMING

     Roaming is an important service component for many subscribers. The Company believes that attractively priced regional roaming is important to the development of customers for all regional non-wireline cellular carriers. Accordingly, where possible, the Company attempts to arrange reciprocal roaming rates that allow customers to roam at competitive prices. The Company believes this increases usage on all non-wireline systems, including the Company's. Roaming revenue is a substantial source of incremental revenue for the Company due, in part, to the fact that a number of the Company's cellular systems are located along major travel and commuting corridors and because certain systems are in the early stages of their growth cycle. While there is an industry trend to reduce roaming rates, the Company is addressing this trend through its roaming agreements which are usually reciprocal in nature and are at or near home rates.

     The Company is also a member of NACN. NACN is the largest wireless telephone network system in the world, linking non-wireline cellular operators throughout the United States and Canada. NACN connects key areas across North America so that customers can use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they "roam" in more than 5,000 cities and towns in the United States and Canada. By dialing a subscriber's cellular telephone number, the caller can reach the subscriber without knowing his or her location or having to dial additional roaming access numbers. In addition, special services such as call forwarding and call waiting automatically follow subscribers as they travel. Through its membership in NACN, the Company provides extended regional and national service to subscribers, thereby allowing them to easily make and receive calls while in other cellular service areas. This service distinguishes the Company's service and call delivery features from those of some of its competitors.

  PRODUCTS AND SERVICES

     In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling and no answer and busy transfer. The Company also sells cellular equipment at no cost or at discount prices as a way to encourage use of its mobile services.

     Several rate plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. Unlike some of its competitors, the Company designs rate plans on a market-by-market basis. The Company's local market managers are given the ability to market from a wide variety of existing rate plans and are encouraged to propose new rate plans that respond to market and competitive conditions. These rate plans include a high user plan, a medium user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, per minute usage charges and additional charges for custom-calling features in a package which offers value to the customer while enhancing airtime use and revenues for the Company. In general, rate plans that include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is conducted to ensure the Company's competitiveness. As appropriate, revisions to the pricing of service plans and equipment are made to meet the demands of the local marketplace.

  CUSTOMER SERVICE AND RETENTION

     Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting significant numbers of new subscribers and retaining existing subscribers by providing consistently high quality customer service and coverage. In each of its cellular service areas, the Company maintains a local staff, including a market manager, to serve as customer service representatives. Local offices and installation and repair facilities enable the Company to service customers better and schedule installations and make repairs on a timely basis.

  SYSTEM DEVELOPMENT AND EXPANSION

     The Company had 126 cell sites in operation at December 31, 1996 and expects to add approximately 40 to 50 new cell sites in 1997. The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites. Such development is done for the purpose of increasing capacity and improving coverage in direct response to projected subscriber demand and in response to actions taken by the Company's competitors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. These projections involve a traffic analysis of usage by existing subscribers, coverage quality analysis and an estimate of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions an extremely low call "blockage" rate (percentage of calls that are not connected on first attempt at peak usage time during the day). After calculating projected subscriber demand, the Company determines the most cost-efficient manner of meeting such projected demand. The Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites.

     Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of the systems by existing subscribers, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall efficiency of the network. The Company believes that the high level of coverage provided by its Youngstown, Sharon, Erie and Columbiana systems and the increased cellular coverage in the newly acquired markets will have a positive impact on market penetration and subscriber usage.

  DIGITAL TECHNOLOGY

     The Company has selected TDMA digital for its systems. All cell sites in the Youngstown, Sharon, Erie and Columbiana systems were converted to digital in early 1996 and selected cell sites in the newly acquired systems will be gradually converted to digital. Each cell site handles analog service as well. These systems are also equipped to provide cellular digital packet data (CDPD). Additionally, TDMA ensures the services provided by the Company will be compatible with the cellular systems operated by AT&T Wireless in Pittsburgh, Pennsylvania and SBC Communications in Buffalo and Rochester, New York, as well as the PCS systems being developed by AT&T Wireless in Cleveland, Ohio and Buffalo and Rochester, New York.

  SERVICE MARKS

     CELLULAR ONE(R) is a federally registered service mark, owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of AT&T Wireless Services, Inc. and Vanguard Cellular Systems, Inc. The Company currently uses the CELLULAR ONE(R) service mark to identify and promote its cellular telephone service pursuant to a licensing agreement with Cellular One Group (the Licensor). Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require the Company to provide high quality cellular telephone service to its customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the

Licensor. The licensing agreements which the Company has entered into are for original five-year terms expiring on various dates. These agreements may be renewed at the Company's option for three additional five-year terms.

EMPLOYEES AND AGENTS

     As of December 31, 1996, the Company had 357 employees. In addition, as of such date the Company had agreements with numerous independent sales agents, including car dealerships, electronics stores, paging service companies and independent contractors. None of the Company's employees are represented by a labor organization and the Company's management considers its employee relations to be good.

OVERVIEW OF THE CELLULAR TELEPHONE INDUSTRY

     The following table sets forth information published by the Cellular Telephone Industry Association (CTIA) with respect to the number of subscribers served by cellular telephone systems in the United States and the combined penetration rate of such wireline and non-wireline systems as of the dates indicated:

                                                                    AS OF DECEMBER 31,
                                                         -----------------------------------------
                                                         1991     1992     1993     1994     1995
                                                         -----   ------   ------   ------   ------
Subscribers (in thousands).............................  7,500   11,000   16,000   24,000   35,000
Ending penetration(1)..................................    2.8%     4.2%     6.2%     9.2%    13.5%

---------------

(1) Determined by dividing the aggregate number of subscribers by estimated population. Rates reflect combined penetration of both wireline and non-wireline cellular operators. CTIA estimates that the total number of subscribers surpassed 40 million in 1996, thus yielding a penetration rate in excess of 15.4%.

     Cellular telephone service is a form of telecommunications capable of providing high quality, high capacity voice and data communications to and from vehicle-mounted and hand-held radio telephones. Cellular telephone systems generally offer customers the features offered by the most technologically advanced landline telephone services. Two significant features of cellular telephone systems are frequency reuse, which enables the simultaneous use of the same frequency in more than one adequately separated cells, and call handoff. A cellular telephone system's frequency reuse and call handoff features result in highly efficient use of available frequencies and enable cellular telephone systems to process more simultaneous calls and service more users over a greater area than conventional mobile telephone systems.

     Cellular telephone technology is based upon the division of a given market area into a number of smaller geographic areas or "cells." Each cell has a "base station" or "cell site" that is equipped with a relatively low power transmitter, a receiver and other equipment that communicates by radio signal with cellular telephones located within range of the cell. Cells generally have a maximum operating range of up to 25 miles, while the standard cell size is four to ten miles in radius. Cells are typically designed on a grid, although terrain factors, including natural and man-made obstructions, signal coverage patterns and capacity constraints may result in irregularly shaped cells and overlaps or gaps in coverage.

     Each cell site is connected by microwave link or telephone line to a mobile telephone switching office (MTSO), which, in turn, is connected to the local landline telephone network. Because cellular communications systems are fully interconnected with the landline telephone network and long distance systems, customers can receive and originate both local and long-distance calls from their cellular telephones on a worldwide basis. When a customer in a particular cell dials a number, the cellular telephone sends the call by radio signal to the cell's transmitter-receiver, which in turn transmits it to the MTSO. The MTSO then completes the call by connecting it with the landline telephone network or another cellular telephone unit. Incoming calls are received by the MTSO from the landline telephone office, which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter-receiver and the cellular telephone.

     The MTSO and the base stations periodically monitor the signal strength of calls in progress. The signal strength of the transmission between a subscriber and the base station in any cell declines as the unit moves away from the base station. When the signal strength of a call declines to a predetermined level, the MTSO automatically determines if the signal strength is greater in an adjacent cell and, if so, hands off the call in a fraction of a second to the base station of the other cell. This handoff is virtually unnoticeable to the user. If the subscriber leaves the service area of the cellular system, the call is disconnected unless an appropriate technical interface and roaming arrangement has been established with an adjacent system.

     Cellular telephone systems operate under interconnection agreements with various local exchange carriers (LECs) and interexchange (long distance) carriers. The interconnection agreements establish the manner in which the cellular telephone system integrates with other telecommunications systems. The cellular operator and the local landline telephone company must cooperate in the interconnection between the cellular and landline telephone systems to permit cellular customers to call landline customers and vice versa. The technical and financial details of such interconnection arrangements are subject to negotiation, vary from system to system and to the present time, generally have not been subject to FCC regulation or oversight. However, the implementation of the Telecommunications Act of 1996 (the 1996 Act) by the FCC is expected to result in arrangements between cellular carriers and local exchange carriers for interconnection services at rates more closely related to cost. On August 1, 1996, the FCC adopted rules implementing the interconnection policies imposed by the 1996 Act. Various aspects of the order have been stayed pending the outcome of an appeal in federal court. While it is too soon to predict the actual effect of the FCC's order, the Company believes that any such new rules are likely to reduce the interconnection expenses incurred by the Company.

     FCC rules require that all cellular telephones be functionally compatible with cellular telephone systems in all markets within the United States and with all frequencies allocated for cellular use, allowing a cellular telephone to be used wherever a customer is located, subject to appropriate arrangements for service charges. Changes to cellular telephone numbers or other technical adjustments to cellular telephones by the manufacturer or local cellular telephone service businesses may be required, however, to enable the customer to change from one cellular service provider to another within a service area. However, the FCC has announced that it will require LECs to implement "number portability" in the top 100 MSAs by December 31, 1998. Number portability allows customers to retain their telephone numbers, including cellular telephone numbers, when they switch to another service provider. See "Regulatory Overview." Cellular system operators may provide service to roamers temporarily located in, or traveling through, their service area. The cellular system providing service to the roamer generally receives 100% of the revenues from such service and such roaming charges are billed to the roamer's local service provider.

     The rapid growth of the cellular customer base has begun to strain the call-processing capacity of many existing analog systems, especially in densely populated urban areas. Each cellular network is designed to meet a certain level of customer density and traffic demand. Once these traffic levels are exceeded, the operator must take steps to increase the network capacity. Capacity can be increased initially by using techniques such as sectorization and cell splitting. Network operators and infrastructure manufacturers are developing a number of additional solutions which are expected to increase network capacity and coverage.

     Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required, or by using directional antennas to divide a cell into discrete multiple sectors or coverage areas (also known as sectorization), thereby reducing the required distance between cells using the same frequency. Furthermore, an area within a cellular telephone system may be served by more than one cell through procedures that utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process called "cell splitting." Cell splitting entails dividing a single cell into a number of smaller cells served by lower-power transmitters, thereby increasing the reuse factor and the number of calls that can be handled in a given area.

     Network capacity can also be enhanced through the development of newer network technologies like N-AMPS analog technology (which triples call carrying capacity over conventional analog technology) and TDMA or code division multiple access (CDMA) digital technology (which increases call carrying capacity by an estimated factor of up to 10). In each case, these advanced technologies allow cellular carriers to add customers without degrading service quality. Digital technology offers advantages including improved voice quality, larger system capacity and perhaps lower incremental costs for additional customers. The conversion from analog to digital radio technology is expected to be an industry-wide process that will take a number of years. The Company has installed TDMA digital technology throughout its Youngstown, Erie, Columbiana and Sharon systems and has begun to deploy it selectively in the Horizon Systems. The Company believes that its systems have sufficient capacity to handle the Company's customer growth rate in the near term.

COMPETITION

  CELLULAR CARRIERS

     Cellular carriers such as the Company compete primarily against one other facilities-based cellular carrier in each MSA and RSA market. See "Cellular Markets and Systems -- Competitors and Adjoining Systems." Competition for customers between cellular licensees is based principally upon the services and enhancements offered, the quality of the cellular system, customer service, system coverage, capacity and price. Such competition may increase to the extent that licenses are transferred from smaller, stand-alone operators to larger, better capitalized and more experienced cellular operators who may be able to offer consumers certain network advantages.

     Cellular carriers also face to a lesser extent competition from PCS, Enhanced Specialized Mobile Radio (ESMR) and mobile satellite service (MSS) systems, as well as from resellers of these services and cellular service. In the future, cellular operators may also compete more directly with traditional landline telephone service providers. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, such competition could be significant and expected to become more intense.

     The FCC requires that all cellular system operators must provide service to resellers on a nondiscriminatory basis. A reseller provides cellular service to customers but does not hold an FCC license or own cellular facilities. Instead, the reseller buys blocks of cellular telephone numbers from a licensed carrier and resells service through its own distribution network to the public. Therefore, a reseller may be both a customer of a cellular licensee's services, a competitor of that licensee, or both. Several well-known telecommunications companies have begun reselling cellular service as a complement to their long distance, local telephone, paging, cable television or Internet offerings.

  NEW TECHNOLOGIES

     The most likely future source of direct competition to cellular providers in the near term from a new technology is broadband PCS. Broadband PCS services consist of wireless two-way telecommunications services for voice, data and other transmissions employing digital micro-cellular technology. PCS operates in the 1850 to 1990 MHz band. PCS technology utilizes a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS customers have dedicated personal telephone numbers and communicate using small digital radio handsets that could be carried in a pocket or purse. Many PCS licensees who will compete with the Company have access to substantial capital resources. In addition, many of these companies, or their predecessors and affiliates, already operate large cellular telephone systems and thus bring significant wireless experience to this new marketplace.

     ESMR is a wireless communications service supplied by converting analog Specialized Mobile Radio (SMR) services into an integrated, digital transmission system. The ESMR system incorporates characteristics of cellular technology, including multiple low power transmitters and interconnection with the landline telephone network. ESMR service may compete with cellular service by providing higher quality digital communication technology, lower rates, enhanced privacy and additional features such as electronic mail and built-in paging. ESMR handsets are likely to be more expensive than cellular telephones and there may be other differences between cellular and ESMR.

     A consortium of telecommunications providers known as American Mobile Satellite Corporation has been licensed by the FCC to provide mobile satellite service. In addition, Motorola has been authorized by the

FCC to operate a low-orbit satellite system, called "Iridium," that would provide mobile communications to subscribers throughout the world. Other proposals for MSS are pending before the FCC. The FCC is developing rules for these services and international and foreign regulatory authorities must also approve aspects of some mobile satellite systems and services. Mobile satellite systems could augment or replace communications within land-based cellular systems.

     The commercial development and deployment of these new technologies remain in an early phase. The Company expects this activity to be focused initially in relatively large markets in view of the substantial costs involved in building and launching systems using these technologies. The Company is preparing for this new competitive environment by aggressively working to attract new subscribers, expanding its footprint and transitioning toward lower roaming and local rates. The Company believes that by leveraging the above actions, it can effectively face this competition from its position as an incumbent in the cellular field with a high quality network and extensive footprint that is not capacity constrained, has strong distribution channels, superior customer service capabilities and an experienced management team. Since the Company operates in medium to small markets, the new PCS licensees may be unable to offer viable wireless service in many of the Company's properties in the near term because the extensive capital expenditures required to deploy the infrastructure for PCS are more readily justifiable from an economic standpoint in larger, more densely populated urban areas. This may position the Company to offer roaming services to PCS customers, as well as to provide bulk lines of service for resale to certain PCS companies. The Company's existing Youngstown, Erie, Columbiana and Sharon systems are equipped to provide TDMA digital roaming to AT&T Wireless PCS subscribers when AT&T Wireless introduces dual band TDMA phones in the adjacent Cleveland and Buffalo-Rochester MTAs.

FINANCING

     On October 9, 1996, Sygnet Communications, Inc. (the Subsidiary), a wholly owned subsidiary of the Company, entered into a new financing agreement (the Bank Credit Facility), a senior secured reducing revolver that provides the Subsidiary with the ability to borrow up to $300 million from time to time. Interest under the Bank Credit Facility accrues at a variable rate using either a prime rate or a rate based upon the London Interbank Offered Rate (LIBOR), plus in each instance a margin. The margin ranges from 0.25% to 1.75% for the prime rate and from 1.25% to 2.75% for the LIBOR depending upon the ratio of consolidated total indebtedness of the Company (including the Notes described below) to annualized operating cash flow of the Subsidiary.

     Until June 30, 1999, the Subsidiary is only required to make quarterly payments of interest; on and after that date, the Subsidiary must also make quarterly payments of principal ranging from 2% up to 7% depending on the outstanding balance under the Bank Credit Facility. In addition, on an annual basis beginning March 31, 2000, the Subsidiary must also make payments of principal equal to 50% of excess cash flow for the immediately preceding fiscal year. Each such quarterly and annual payment of principal permanently reduces the amount of credit available for borrowing under the Bank Credit Facility, and the final maturity date of the facility is June 30, 2005.

     The Bank Credit Facility is secured by all of the assets of the Subsidiary, as well as by a pledge of the stock of the Subsidiary. The Bank Credit Facility sets forth various covenants that must be satisfied by the Subsidiary, including financial covenant ratios that must be satisfied as the end of each fiscal quarter, and contains certain restrictive covenants, including, without limitation, restrictions on the ability of the Subsidiary (a) to declare and pay dividends or distributions to the Company (for servicing the Notes (defined below) and otherwise), (b) to incur additional indebtedness, (c) to make loans and advances, (d) to engage in transactions with the Company, (e) to transfer and sell assets and (f) to acquire and purchase assets. A Change of Control (as defined) of the Company would constitute an event of default under the Bank Credit Facility.

     The Bank Credit Facility permits the Subsidiary to declare and pay dividends or distributions to the Company if such dividends are used to service the semi-annual interest payments due on the Notes (defined below), and at the time of such dividend or distribution no event of default or material default exists under the

Bank Credit Facility or would be caused by making such dividend. If there is an event of default under the Bank Credit Facility other than a payment default, the lenders may suspend dividends and distributions for a period not to exceed 180 days in each year. If there is a payment default, the lenders may suspend dividends and distributions by the Subsidiary for as long as such default exists. The stock pledge agreement by the Company in favor of the lenders will permit the Company to continue making the semi-annual interest payment, notwithstanding the occurrence of any default under the Bank Credit Facility, if funds other than funds received from the Subsidiary are used. The stock pledge agreement will permit the Company to make principal payments, prepayments and redemptions on the Notes only if funds other than funds from the Subsidiary are used and no event of default or material default then exists under the Bank Credit Facility or would be caused thereby.

     On September 19, 1996, the Company sold to the public $110,000,000 aggregate principal amount of 11 1/2% Senior Notes due October 1, 2006 (the Notes). Interest on the Notes will be payable April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at any time on or after October 1, 2001 upon payment of premium plus accrued interest. The net proceeds from the sale of the Notes were used to repay $71.5 million of existing debt and the balance was used to partially fund the acquisition of the Horizon Systems.

     The indenture under which the Notes were issued imposes certain limitations on the ability of the Company to, among other things, incur indebtedness, make restricted payments, effect certain asset sales, enter into certain transactions with related persons, merge or consolidate with another person or transfer substantially all its properties or assets. Upon the occurrence of a Change of Control (as defined) of the Company, each holder of Notes may require the Company to repurchase such holder's Notes at 101% of the principal amount thereof plus accrued interest.

REGULATORY OVERVIEW

     The cellular telephone industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. Many aspects of such regulation have been impacted by the enactment of the 1996 Act and are currently the subject of administrative rulemakings that are significant to the Company. Neither the outcome of these rulemakings nor their impact upon the cellular telephone industry or the Company can be predicted at this time. The following is a summary of the federal laws and regulations that currently materially affect the cellular communications industry and a description of certain state laws. This "Regulatory Overview" section does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the cellular communications industry.

  FEDERAL REGULATION

     The licensing, construction, modification, operation, ownership and acquisition of cellular telephone systems are subject to regulations and policies of the FCC under the Communications Act of 1934, as amended (the Communications Act). The FCC has promulgated rules and regulations governing, among other things, applications to construct and operate cellular communications systems, applications to transfer control of or assign cellular licenses and technical and operational standards for the operation of cellular systems (such as maximum power and antenna height).

     The FCC licenses cellular systems in accordance with 734 geographically defined market areas comprised of 306 MSAs and 428 RSAs. In each market, the frequencies allocated for cellular telephone use are divided into two equal 25 MHz blocks and designated as wireline and non-wireline. Block A licenses initially were reserved for non-wireline entities, such as the Company, while wireline licenses initially were reserved for entities affiliated with a wireline telephone company. Apart from the different frequency blocks, there is no technical difference between wireline and non-wireline cellular systems and the operational requirements imposed on each by the FCC are the same. Under current FCC rules, with FCC approval, wireline and non-wireline licenses may be transferred without restriction as to wireline affiliation, but generally, no entity may own a substantial interest in both systems in any one MSA or RSA. The FCC may prohibit or impose conditions on transfers of licenses.

     Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the "Cellular Geographic Service Area" or "CGSA". The CGSA may conform exactly with the boundaries of the FCC designated MSA or RSA, or it may be smaller, subject to certain minimum service requirements. A cellular licensee has the exclusive right to expand its CGSA boundaries within the licensee's MSA or RSA for a period of five years after grant of the licensee's initial construction permit. At the end of this five-year build-out period, however, any entity may apply to serve portions of the MSA or RSA outside the licensee's CGSA. The five year build-out period has expired for some licensees and the FCC has granted several "unserved area" applications filed by parties. The Company's five year build-out period has expired in all markets. With respect to the Youngstown and Erie systems, 100% of the geographical area was covered by the Company prior to the expiration of the five year build-out period. The Horizon Systems have one area that was not covered prior to the expiration of the five year build-out period. It consists of a portion of Forest County, Pennsylvania that has a total population of less than 5,000. The Company does not believe the potential for a fill-in application for this property to be significant.

     Cellular service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The Company is obligated to pay certain annual regulatory fees to the FCC in connection with its cellular operations.

     The Company also regularly applies for FCC authority to use additional frequencies, to modify the technical parameters of existing licenses, to expand its service territory and to provide new services. The Communications Act requires prior FCC approval for transfers to or from the Company of a controlling interest in any license or construction permit, or any rights thereunder. Although there can be no assurance that any future requests for approval of applications filed will be approved or acted upon in a timely manner by the FCC, the Company has no reason to believe such requests or applications would not be approved or granted in due course.

     The FCC also regulates a number of other aspects of the cellular business. For example, the FCC regulates cellular resale practices and has extended the resale requirement to broadband PCS and ESMR licensees. Under the new FCC policy, all resale obligations for cellular, broadband PCS and ESMR operators will terminate five years after the date that the last group of initial PCS licenses are granted. The FCC will issue a public notice announcing commencement of the five year sunset period. Another FCC requirement that cellular operators provide "manual" roaming where technically possible also was extended to broadband PCS and ESMR licensees. Further, the FCC has proposed that cellular, broadband PCS and ESMR licensees be required to offer "automatic" roaming agreements on a nondiscriminatory basis. The FCC has also proposed that these roaming obligations sunset five years after the last group of initial licenses for currently allocated broadband PCS spectrum is awarded.

     In addition, the FCC regulates the ancillary service offerings that cellular licensees can provide and revised its rules to permit cellular, PCS, paging and SMR licensees to offer fixed services on a primary basis along with mobile services. This rule change may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide telephone service by cellular licensees, as well as broadband PCS and ESMR licensees. In this regard, the FCC has also adopted telephone number portability rules for LECs, as well as cellular, broadband PCS and ESMR licensees, that could facilitate the development of local exchange competition, including wireless local loop service. As adopted, the new number portability rules generally require cellular, broadband PCS and ESMR licensees to have the capability to deliver calls from their systems to ported numbers by December 31, 1998 and to offer number portability and roaming to ported numbers by June 30, 1999. These requirements may result in added capital expenditures for the Company to make necessary system changes.

     Initial cellular licenses are generally granted for terms of up to 10 years, beginning on the date of the grant of the initial operating authority and are renewable upon application to the FCC. Licenses may be revoked and license renewal applications denied for cause after appropriate notice and hearing. Near the conclusion of the license term, licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. The FCC will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is very likely that the existing licensee's cellular license will be renewed without becoming subject to competing applications. To receive a renewal expectancy, a licensee must show that it (i) has provided "substantial" service during its past license term and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If the existing licensee does not receive a renewal expectancy, competing applications for the license will be accepted by the FCC and the license may be awarded to another entity.

     The FCC has routinely renewed the Company's Youngstown and Sharon licenses on the basis of the Company's demonstration of not only its compliance with FCC regulations, but also its service in the public interest. The Company is confident that it has met and will continue to meet all requirements necessary to secure renewal of its cellular licenses, including those licenses acquired from the Horizon Companies. The first Horizon licenses subject to renewal will be those for PA-6 and PA-7, which expire on October 1, 2000. The licenses for PA-1 and NY-3 expire one year later.

  CHARACTER AND CITIZENSHIP REQUIREMENTS

     Applications for FCC authority may be denied and in extreme cases licenses may be revoked if the FCC finds that an entity lacks the requisite "character" qualifications to be a licensee. In making the determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. The FCC also requires licensees to comply with statutory restrictions regarding the direct or indirect ownership or control of FCC licenses by non-U.S. persons or entities.

  TELECOMMUNICATIONS ACT OF 1996

     The 1996 Act, which makes significant changes to the Communications Act and the antitrust consent decree applicable to the Regional Bell Operating Companies (RBOCs), affects the cellular industry. This legislation, among other things, affects competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services by the RBOCs' wireless systems.

     The 1996 Act requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that may, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. On August 1, 1996, the FCC adopted rules implementing the interconnection policies imposed by the 1996 Act. Various aspects of the order have been stayed pending the outcome of an appeal in federal court. While it is too soon to predict the actual effect of the FCC's order, the Company believes that any such new rules are likely to reduce the interconnection expenses incurred by the Company.

     The 1996 Act requires the FCC to adopt rules that require interstate communications carriers, including cellular carriers, to "make an equitable and non-discriminatory contribution" to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. The 1996 Act also eases the restrictions on the provision of interexchange telephone services by wireless carriers affiliated with RBOCs. RBOC-related wireless carriers have interpreted the legislation to permit immediate provision of long distance call delivery for their cellular customers.

     The 1996 Act specifically exempts all cellular carriers from the obligation to provide equal access to interstate long distance carriers. However, the 1996 Act gives the FCC the authority to impose rules to require unblocked access through carrier identification codes or 800/888 numbers, so that cellular subscribers are not denied access to the long distance carrier of their choosing, if the FCC determines that the public interest so requires. The Company currently provides "dial around" equal access to all of its customers.

     The overall impact of the 1996 Act on the business of the Company is unclear and will likely remain so for the foreseeable future. The Company may benefit from reduced costs in acquiring required communications services and facilities, such as LEC interconnection, resulting from the pro-competitive policies of the 1996 Act. Similarly, the new limitations on local zoning requirements may facilitate the construction of new cell sites and related facilities. See "State, Local and Other Regulation." However, other provisions of the new statute relating to interconnection, telephone number portability, equal access and resale could subject the Company to additional costs and increased competition.

  STATE, LOCAL AND OTHER REGULATION

     The Communications Act preempts state or local regulation of the entry of, or the rates charged by, any commercial mobile service or any private mobile service provider, which includes cellular telephone service providers. The FCC has denied the petition of eight states to continue their rate regulation authority, including authority over cellular operators. As a practical matter, the Company is free to establish rates and offer new products and service with a minimum of regulatory requirements. Two of the Company's three states of operation, Ohio and New York, still maintain nominal oversight jurisdiction, primarily focusing upon prior approval of acquisitions and transfers and resolution of customer complaints.

     The Public Utilities Commission of Ohio (the PUCO) has decreased significantly its regulatory oversight of cellular companies. In accordance with the Communications Act, cellular prices no longer require state regulatory approval, nor will the filing of prices for cellular services be required (detariffing), leaving the Company free to respond to market forces. The PUCO has waived various other regulatory approval requirements and most of the remaining regulatory filing requirements typically can be accomplished either on a same day notice basis, or automatically after thirty days, although some procedures still require specific regulatory approval and are not subject to any time limits for action.

     The location and construction of cellular transmitter towers and antennas are subject to Federal Aviation Administration (FAA) regulations and are subject to Federal, state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before a system can be put into commercial operation, the grantee of a construction permit must obtain all necessary zoning and building permit approvals for the cell sites and MTSO locations and must secure state certification and tariff approvals, if required. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. There can be no assurance that any state or local regulatory requirements currently applicable to the Company's systems will not be changed in the future or that regulatory requirements will not be adopted in those states and localities which currently have none.

     Zoning and planning regulation may become more restrictive in the future as many broadband PCS carriers are now seeking sites for network construction. The 1996 Act may provide some relief from state and local laws that arbitrarily restrict the expansion of personal wireless services, which include cellular, PCS and ESMR systems. For example, under the 1996 Act, localities are now precluded from denying zoning approval for cell sites based upon electromagnetic emission concerns, if the cellular operator's system complies with FCC emissions standards. The FCC has adopted rules concerning emission standards. In addition, localities are prohibited from adopting zoning requirements that simply prohibit or have the effect of prohibiting personal wireless services, or that discriminate between "functionally equivalent" services. Notwithstanding these new requirements, the effectiveness of the new law has not yet been tested and it is still unclear whether the costs of expanding cellular systems by adding cell sites will increase and whether significant delays will be experienced due to local zoning regulation.

  FUTURE REGULATION

     From time to time, legislation that potentially could affect the Company, either beneficially or adversely, is proposed by federal or state legislators. There can be no assurance that legislation will not be enacted by the federal or state governments, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities that might adversely affect the business of the Company. Changes such as the allocation by the FCC of radio spectrum for services that compete with the Company's business could adversely affect the Company's operating results.

  RADIO FREQUENCY EMISSION CONCERNS

     Media reports have suggested that certain RF emissions from cellular telephones may be linked to cancer. Litigation concerning this issue is pending against several other cellular operators generally alleging that the death by cancer of a cellular system subscriber was related to such emissions. The Company is not aware of any credible evidence linking the usage of cellular telephones with cancer. On August 1, 1996, the FCC released a report and order that updates the guidelines and methods it uses for evaluation on RF emissions of radio equipment, including cellular telephones. While the FCC's new rules impose more restrictive standards for determining acceptable levels of RF emissions from low power devices such as portable cellular telephones, the Company believes that all cellular telephones currently provided by the Company to its customers already comply with the new standards.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in Canfield, Ohio. The Company leases this space, which is approximately 6,000 square feet. As of December 31, 1996, the Company's cellular operations lease 40 and own one sales and administrative offices. The Company anticipates that it will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. The Company does not anticipate that it will encounter any material difficulties in meeting its future needs for any leased space.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any pending legal proceedings that individually or in the aggregate are material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 13, 1996, a special meeting of Class B Common Stockholders was held at which the shareholders unanimously approved (i) an amendment and restatement of the Articles of Incorporation requiring the Company to indemnify Officers and Directors from Claims made against them relating to their service,
(ii) an amendment to the Code of Regulations changing the annual meeting date to the fourth Wednesday in April, (iii) the adoption of a stock option plan for Non-Employee Directors, and (iv) a resolution to fix the number of Directors at nine, dividing the Directors into three classes with terms expiring in 1998, 1999 and 2000, respectively.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the Common Stock. As of February 11, 1997, there was 1 record holder of the Company's Class A Common Stock shares and 35 record holders of the Company's Class B Common Stock. The Company declared dividends of $261,625 and $713,519 in 1996 and 1995 respectively. At December 31, 1996, the Company was prohibited from paying dividends on the Common Stock under the terms of the Bank Credit Facility and the Notes. See Item 1, "Business-Financing"; Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources"; and Note 5, Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the historical financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other financial information included herein.

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                          --------     -------     -------     -------     -------
                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:(1)
  Total revenue.........................  $ 44,796     $24,577     $18,048     $14,474     $11,487
  Cost of services......................     5,508       3,366       3,452       2,515       1,270
  Cost of equipment sales...............     5,816       4,164       1,624         930       1,207
  General and administrative expense....     9,852       5,564       4,710       4,583       3,757
  Selling and marketing expense.........     6,080       3,082       2,312       1,995       1,944
  Depreciation and amortization.........    10,037       3,487       2,639       1,951       1,441
  Operating income......................     7,501       4,914       3,311       2,500       1,868
  Interest expense......................    11,173       2,660         964         652         888
  Other expense, net....................       195         304         625         325         114
  (Loss) income before extraordinary
     item...............................    (3,868)      1,950       1,722       1,523         866
  Net income (loss).....................    (5,288)      1,950       1,722       1,523         866
  Pro forma net loss per share
     applicable to common
     shareholders(2)
     Before extraordinary item..........      (.74)
     Net loss...........................      (.97)

BALANCE SHEET DATA:
  Working capital (deficit).............  $   (387)    $ 1,880     $  (331)    $     4     $ 1,756
  Net fixed assets......................    43,959      21,049      14,084      11,127       9,276
  Total assets..........................   344,178      79,618      27,418      20,553      20,431
  Long-term debt........................   312,250      69,500      18,264      10,928      12,064
  Total liabilities.....................   326,442      75,332      22,649      15,224      15,024
  Redeemable preferred stock............    19,718
  Shareholders' equity (deficit)........    (1,982)      4,286       4,769       5,329       5,407
  Cash dividends declared (3)...........       262         714       2,128         996         856

---------------

(1) Certain 1992, 1993, 1994 and 1995 amounts have been reclassified to conform with 1996 presentation.

(2) Historical earnings per share data is not presented because such data is not meaningful.

(3) Cash dividends declared per common share is not presented because such data is not relevant due to the restructuring as described in Note 1, Notes to Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto appearing elsewhere in this report. As a result of the acquisition on October 9, 1996 of the Horizon Systems and the acquisition on September 29, 1995 of Erie Cellular Telephone Company (Erie Acquisition) (collectively, the Acquisitions), the Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded, however, the percentage changes are based on the actual financial statements.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995.

     For 1996, revenues totaled $44.8 million, an 82.3% increase over total revenue of $24.6 million for 1995. Net loss in 1996 was $5.3 million, a decrease from net income of $2.0 million in 1995. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) grew to $17.5 million (39.2% of total revenue) in 1996 from $8.4 million (34.2% of total revenue) in 1995. Subscriber revenue grew by 80.8% to $31.0 million in 1996 compared to $17.2 million in 1995 as a result of the Acquisitions and continued subscriber growth in the Company's markets. The Company's subscribers increased 138.6% to 106,574 from 44,665 at December 31, 1995 due mainly to the acquisition of the Horizon Systems. Consistent with industry trends, subscriber growth for 1996, excluding the effect of the Horizon Systems acquisition, is 32.8% over 1995. On a per subscriber basis revenue is down slightly, due in part to competitive market pressures and the mix of subscribers reflecting safety and security subscribers, who typically have few minutes of use per month. Roamer revenue grew by 132.0% to $9.7 million during 1996 compared to $4.2 million in 1995. This increase was a result of the Acquisitions and greater volume of roaming traffic versus the comparable 1995 period. Roamer revenue per minute during 1996 decreased slightly to $0.55 from $0.57 in 1995 as the strategic reductions made to regional roaming rates received from other cellular carriers in the first quarter of 1995 were in effect for the full year in 1996. Equipment sales increased by 58.1% to $2.4 million in 1996 compared to $1.5 million in 1995. This increase was due mainly to the Acquisitions and an increased number of telephones and accessories distributed as new subscriber acquisitions increased. Throughout the industry, to attract subscribers, cellular telephone equipment is frequently provided to subscribers at no cost as part of promotions to sell access, airtime and cellular service. Other revenue declined to $1.6 million in 1996 from $1.7 million in 1995 as equipment rental revenue continued to decrease due to the continued phase out of rental programs.

     Cost of services increased to $5.5 million in 1996 from $3.4 million in 1995. This increase was due mainly to the Acquisitions. Although cost of services has increased 63.7%, this growth rate was less than the growth rate of subscriber revenue which grew 80.8% during the same period, which was the result of operating efficiencies gained from the Acquisitions.

     Cost of equipment sales increased by 39.7% to $5.8 million in 1996 from $4.2 million in the comparable 1995 period. This increase was due mainly to the Acquisitions and to an increased number of telephones and accessories distributed as new subscriber acquisitions increased. The increased cost of equipment sold resulting from the increase in gross activations is somewhat offset by the declining cost to acquire new telephones. General and administrative costs increased by 77.1% to $9.9 million in 1996 from $5.6 million in 1995. This increase is due primarily to the Acquisitions and the effects of a third quarter 1995 one time adjustment to the personal property tax accrual resulting from a substantial decrease in tax rates.

     Selling and marketing costs grew by 97.3% to $6.1 million in 1996 from $3.1 million in 1995. This increase is due to the Acquisitions and a higher level of new subscribers added period to period. Selling and marketing cost per gross new subscriber decreased to $310 in 1996 from $345 in 1995. Depreciation and amortization increased to $10.0 million in 1996 from $3.5 million in 1995 due to the depreciation on higher levels of fixed assets resulting from the purchases for system growth as well as amortization of the licenses from the Acquisitions. In 1996, the Company spent approximately $10.0 million in capital expenditures, primarily for new cell sites and system growth. The amortization of the acquired cellular licenses contributed $3.4 million to this increased amortization.

     Interest expense increased to $11.2 million in 1996 from $2.7 million in 1995. This increase was primarily a result of increased borrowings associated with the Acquisitions. In October 1996, the Company incurred an extraordinary loss of $1.4 million to write-off unamortized financing costs associated with the extinguished bank credit agreement. See Item 1, "Business Financing"; and
Note 3, Notes to Consolidated Financial Statements.

     At December 1996, the Company has a net operating loss carryforward of $7.5 million. No benefit of the loss carryforward has been recorded in 1996. If in the future this loss carryforward is utilized, the related benefits will be recorded. Income tax expense was $65,400 in 1995.

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     For 1995, the Company's total revenue increased to $24.6 million, which was 36.2% higher than 1994 total revenue of $18.0 million. Net income for 1995 was $2.0 million, which was 13.3% higher than the prior year's net income of $1.7 million. EBITDA grew to $8.4 million or 34.2% of total revenue in 1995 from $6.0 million or 33.0% of total revenue in 1994. Subscriber revenue grew by 52.0% to $17.2 million in 1995 from $11.3 million in the prior year as a result of continued growth in the number of subscribers and from the Erie Acquisition. Roamer revenue was flat year to year at $4.1 million. During 1995, the Company reduced roaming rates in certain key areas to be more competitive which increased its roaming traffic volume. However, the decrease in rates was offset by the increased roaming traffic volume that occurred. Equipment sales grew by 30.5% to $1.5 million in 1995 from $1.2 million in 1994 as the Company's retail stores continued to emphasize accessory sales and because of increased subscriber acquisition levels somewhat offset by continued cellular telephone promotion programs. Other revenue grew by 18.4% to $1.7 million in 1995 from $1.4 million in 1994, as the paging subscriber base continued to increase.

     Cost of services decreased by 2.5% to $3.4 million during 1995 from $3.5 million in the prior year. This was a result of the Company's ability to negotiate reduced roaming rates charged by its key roaming partners. This rate reduction more than offset the additional costs associated with increased traffic from internal growth and the Erie Acquisition. Cost of equipment sales more than doubled to $4.2 million in 1995 from $1.6 million in 1994. The primary reasons for the rise in cost include an increased number of phones distributed on a promotional basis to new activations, a higher level of swaps and upgrades of phones by existing customers, the continued phase-out of phone rental programs and the Erie Acquisition. General and administrative costs increased 18.1% to $5.6 million in 1995 from $4.7 million in 1994. This increase was primarily due to the Erie Acquisition, partially offset by a decrease in personal property tax rates for public utilities.

     Selling and marketing costs grew by 33.3% to $3.1 million in 1995 from $2.3 million in 1994. This increase is due to the growth of new subscribers added to the system in 1995 compared to 1994, the Erie Acquisition, the increased number of phones distributed on a promotional basis to new subscribers, and increased advertising levels. Selling and marketing cost per gross new subscriber increased to $345 in 1995 from $280 in 1994. Depreciation and amortization increased to $3.5 million in 1995 from $2.6 million in 1994 due to the increased fixed assets purchased for system growth and the Erie Acquisition. In 1995, the Company spent approximately $9.1 million in capital expenditures, primarily for additional cell sites including $3.0 million to convert the acquired Erie equipment to conform with the Company's technology. The Erie cellular license was acquired at a cost of $40.3 million resulting in $0.3 million of additional amortization expense in 1995.

     Interest expense more than doubled to $2.7 million in 1995 from $1.0 million in 1994. During 1995 the Company borrowed approximately $52.0 million primarily associated with the Erie Acquisition, which resulted in additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities have been used for additional support of capital expenditure programs and to fund acquisitions. The Company has used $110.0 million of proceeds from the sale of Senior Notes, $20.0 million of proceeds from the sale of preferred stock, and $204.5 million of borrowings under a bank credit facility to fund the $252.9 million Horizon Systems acquisition, to pay the fees associated with the above transactions, to refinance $71.5 million of existing bank debt and for working capital.

     Net cash provided by operating activities was $14.8 million in 1996 compared to $2.4 million in 1995 and $5.3 million in 1994. The increase from 1995 to 1996 was primarily the result of the increase in the number of subscribers and the related growth in revenue. Offsetting this cash flow will be a 1997 payment of $6.9 million related to interest accrued at December 31, 1996. The decrease from 1994 to 1995 was primarily the result of increased working capital requirements in 1995, mostly due to the Erie acquisition, despite the increased revenue as a result of the growth in the subscriber base.

     Net cash used in investing activities was $264.2 million for 1996 compared to $49.1 million in 1995 and $10.5 million in 1994. This activity reflects the acquisition of businesses and purchases of property and equipment.

     Net cash provided by financing activities was $251.2 million in 1996 compared to $46.6 million in 1995 and $4.2 million in 1994. This primarily includes funds received, net of financing costs, from the issuance of Senior Notes and preferred stock and borrowings under the bank credit facilities to fund acquisitions. Dividends of $0.3 million, $1.2 million and $1.9 million were paid in 1996, 1995 and 1994, respectively. In 1995, stock was purchased for treasury in the amount of $1.7 million.

     The Company projects a rapid buildout of the systems acquired from Horizon in order to improve coverage and increase usage. During 1997, the Company expects to add 40 to 50 new cell sites. The Company also plans to convert cell sites from Ericsson to Northern Telecom equipment to more efficiently serve communities of interest that expand the existing Northern Telecom systems in Youngstown and Erie and to expand the TDMA footprint. In addition, the Company will continue to upgrade switches and other network equipment. Aggregate capital expenditure levels are expected to be approximately $25 to $30 million in the year ending December 31, 1997.

     The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. See
Item 1, "Business -- Financing". At December 31, 1996, the Company had approximately $76 million in remaining revolver availability under the Bank Credit Facility. See Note 5, Notes to Consolidated Financial Statements. The Company may also wish to redeem its outstanding Series A Senior Cumulative Nonvoting Preferred Stock during fiscal 1997.

     The Company is a holding company with no direct operations and no significant assets other than the stock of the Subsidiary. Accordingly, the Company's ability to make principal, interest and other payments to holders of the Notes when due, and to meet its other obligations, is dependent upon the receipt of sufficient funds from the Subsidiary. The Bank Credit Facility contains certain restrictions upon the ability of the Subsidiary to distribute funds to the Company. See Item 1, "Business -- Financing"; and Note 5, Notes to Consolidated Financial Statements. The Company expects that internally generated funds plus funds available under the Bank Credit Facility will be sufficient to meet its needs.

EFFECT OF NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires the Company to review for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted the provisions of SFAS No. 121 effective January 1, 1996. The impact of adopting SFAS No. 121 did not have a material effect on the Company's consolidated financial position or results of operations.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method of accounting for stock-based employee compensation plans, including stock option plans. However, the new standard allows compensation to continue to be measured as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. Management has elected to account for stock options in accordance with APB Opinion No. 25. The disclosure requirements of SFAS No. 123, which are required if an entity elects to continue to use the accounting method in APB Opinion No. 25, have been adopted as required for the financial statements of the Company for the year ended December 31, 1996. The effect of applying SFAS No. 123 results in net loss and net loss per share that are not materially different from amounts reported.

INFLATION

     The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

FORWARD LOOKING STATEMENTS

     The statements regarding the Company's plans for capital and other expenditures set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital and other expenditures or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services, and from other technologies that may be developed; and the occurrence of other technological changes affecting the Company's business. For further information regarding these and other factors which may affect the Company's performance, see "Risk Factors" in the Company's Registration Statement (File No. 333-10161) on Form S-1 filed with the Securities and Exchange Commission dated September 19, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
FINANCIAL STATEMENTS:
  Report of Independent Auditors....................................................     21
  Consolidated Balance Sheets as of December 31, 1996 and 1995......................     22
  Consolidated Statements of Operations for the years ended December 31, 1996, 1995
     and 1994.......................................................................     24
  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
     December 31, 1996, 1995 and 1994...............................................     25
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995,
     and 1994.......................................................................     26
  Notes to Consolidated Financial Statements........................................     27

SUPPLEMENTARY DATA:
  Schedule-II Valuation and Qualifying Accounts.....................................     35

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sygnet Wireless, Inc.

     We have audited the accompanying consolidated balance sheets of Sygnet Wireless, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sygnet Wireless, Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Cleveland, Ohio
February 11, 1997

                             SYGNET WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------     -----------
ASSETS
Current assets:
  Cash and cash equivalents......................................  $  2,257,748     $   448,292
  Accounts receivable, less allowance for doubtful accounts of
     $1,168,800 at December 31, 1996, and $402,800 at December
     31, 1995....................................................     8,857,028       5,654,208
  Inventory......................................................     1,696,952       1,096,961
  Prepaid expenses...............................................       531,171         263,722
                                                                   ------------     -----------
          Total current assets...................................    13,342,899       7,463,183
Other assets:
  Cellular licenses -- net.......................................   252,271,468      49,409,772
  Customer lists -- net..........................................    24,535,885          46,625
  Deferred financing costs -- net................................    10,068,956       1,649,997
                                                                   ------------     -----------
          Total other assets.....................................   286,876,309      51,106,394
Property and equipment -- net....................................    43,958,969      21,048,896
                                                                   ------------     -----------

          Total assets...........................................  $344,178,177     $79,618,473
                                                                   ============     ===========

                             SYGNET WIRELESS, INC.

                                                                           DECEMBER 31
                                                                   ----------------------------
                                                                       1996            1995
                                                                   ------------     -----------
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable...............................................  $  2,227,187     $   998,368
  Amount payable -- Horizon and Erie acquisitions................       599,442       1,920,190
  Deferred revenue...............................................     1,679,873         742,811
  Accrued expenses and other liabilities.........................     2,282,472       1,463,254
  Interest payable...............................................     6,940,623         458,711
                                                                   ------------     -----------
          Total current liabilities..............................    13,729,597       5,583,334
Long-term liabilities:
  Deferred liability -- utility property tax.....................       462,317         248,876
  Long-term debt.................................................   312,250,000      69,500,000
                                                                   ------------     -----------
          Total long-term liabilities............................   312,712,317      69,748,876
Redeemable Series A Senior Cumulative Nonvoting Preferred Stock,
  $.01 par, aggregate redemption value of $20,690,411, 500,000 shares authorized, 200,000 shares issued and outstanding and
  warrants.......................................................    19,718,028
Shareholders' equity (deficit):
  Wilcom Corporation:
     Common shares, no par, Type A, voting, stated value $25;
       1,000 shares authorized, 500 shares issued and
       outstanding...............................................                        12,500
     Common shares, no par, Type B, non-voting, stated value $25;
       5,000 shares authorized, 2,500 shares issued and
       outstanding...............................................                        62,500
  SYGNET Communications, Inc.:
     Common shares, no par, Type A, voting, stated value $1;
       250,000 shares authorized, 209,362 shares issued and
       outstanding...............................................                       209,362
     Common shares, no par, Type B, non-voting, stated value $1;
       1,250,000 shares authorized, 1,046,801 shares issued and
       outstanding...............................................                     1,046,801
  Sygnet Wireless, Inc.:
     Common shares, $.01 par, Class A, 1 vote per share,
       60,000,000 shares authorized, 2,653 shares issued and
       outstanding...............................................            27
     Common shares, $.01 par, Class B, 10 votes per share;
       10,000,000 shares authorized, 6,167,977 shares issued and
       outstanding...............................................        61,679
  Additional paid-in capital.....................................     5,812,211       4,170,368
  Retained earnings (deficit)....................................    (7,605,730)        753,675
  Note receivable from officer/shareholder.......................      (249,952)       (249,952)
  Treasury stock, at cost........................................                    (1,718,991)
                                                                   ------------     -----------
          Total shareholders' equity (deficit)...................    (1,981,765)      4,286,263
                                                                   ------------     -----------
          Total liabilities, redeemable preferred stock and
            shareholders' equity (deficit).......................  $344,178,177     $79,618,473
                                                                   ============     ===========

See accompanying notes.

                             SYGNET WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
REVENUE:
  Subscriber revenue................................  $31,084,883     $17,191,291     $11,311,782
  Roamer revenue....................................    9,687,284       4,175,809       4,144,532
  Equipment sales...................................    2,416,769       1,529,284       1,172,126
  Other revenue.....................................    1,607,245       1,680,544       1,419,501
                                                      -----------     -----------     -----------
          Total revenue.............................   44,796,181      24,576,928      18,047,941
COSTS AND EXPENSES:
  Cost of services..................................    5,508,386       3,365,954       3,452,103
  Cost of equipment sales...........................    5,816,144       4,163,890       1,623,996
  General and administrative........................    9,852,004       5,563,887       4,710,048
  Selling and marketing.............................    6,080,308       3,082,492       2,311,840
  Depreciation and amortization.....................   10,038,439       3,486,554       2,638,577
                                                      -----------     -----------     -----------
          Total costs and expenses..................   37,295,281      19,662,777      14,736,564
                                                      -----------     -----------     -----------
INCOME FROM OPERATIONS..............................    7,500,900       4,914,151       3,311,377
OTHER:
  Interest expense..................................   11,173,688       2,660,248         964,046
  Other expense, net................................      194,723         303,867         625,607
                                                      -----------     -----------     -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM.............   (3,867,511)      1,950,036       1,721,724
Extraordinary (loss) on extinguishment of debt......   (1,420,864)
                                                      -----------     -----------     -----------
NET (LOSS) INCOME...................................  $(5,288,375)    $ 1,950,036     $ 1,721,724
                                                      ===========     ===========     ===========
Preferred stock dividend and accretion..............  $  (718,028)
                                                      -----------
Net loss applicable to common shareholders..........  $(6,006,403)
                                                      ===========
Pro forma net loss per share applicable to common
  shareholders:
  Before extraordinary item.........................  $      (.74)
  Extraordinary item................................         (.23)
                                                      -----------
Net loss............................................  $      (.97)
                                                      ===========
Pro forma shares outstanding........................    6,170,630
                                                      ===========

See accompanying notes.

'
                             SYGNET WIRELESS, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                            SYGNET
                                                                                                                           WIRELESS,
                                     WILCOM CORPORATION                          SYGNET COMMUNICATIONS, INC.                  INC.
                                    COMMON STOCK TYPE A                                  COMMON STOCK                      ---------
                          ----------------------------------------    --------------------------------------------------
                                                                                                                            CLASS
                                TYPE A                TYPE B                 TYPE A                     TYPE B                A
                          ------------------    ------------------    ---------------------    -------------------------    ------
                          SHARES     AMOUNT     SHARES     AMOUNT      SHARES      AMOUNT        SHARES        AMOUNT       SHARES
                          ------    --------    ------    --------    --------    ---------    ----------    -----------    ------
BALANCE AS OF JANUARY 1,
 1994.....................   500    $ 12,500     2,500    $ 62,500     209,362    $ 209,362     1,046,801    $ 1,046,801       --
 Net Income...............
 Dividends declared.......
 Officer/shareholder stock
   purchase...............
                           ----     --------    ------    --------    --------    ---------    ----------    -----------    -----
BALANCE AS OF DECEMBER 31,
 1994.....................   500      12,500      2500      62,500     209,362      209,362     1,046,801      1,046,801
 Net Income...............
 Dividends declared.......
 Type A common stock
   repurchased............
 Type B common stock
   repurchased............
                           ----     --------    ------    --------    --------    ---------    ----------    -----------    -----
BALANCE AS OF DECEMBER 31,
 1995.....................   500      12,500     2,500      62,500     209,362      209,362     1,046,801      1,046,801
 Net loss.................
 Dividends declared.......
 Corporate merger.........  (500)    (12,500)   (2,500)    (62,500)      4,360        4,360        21,800         21,800
 Retirement of treasury
   stock..................                                              (8,024)                   (40,173)
 Sygnet Wireless
   capitalization.........                                            (205,698)    (213,722)   (1,028,428)    (1,068,601)
 Capital contribution of S
   Corporation earnings...
 Preferred stock
   dividend...............
 Accretion of preferred
   stock..................
 Exchange of common
   shares.................                                                                                                  2,653
                           ----     --------    ------    --------    --------    ---------    ----------    -----------    -----
BALANCE AS OF DECEMBER 31,
 1996.....................    --    $     --        --    $     --          --    $      --            --    $        --    2,653
                           ====     ========    ======    ========    ========    =========    ==========    ===========    =====


                                                                                                NOTE
                                            CLASS B           ADDITIONAL      RETAINED       RECEIVABLE          TREASURY STOCK
                                      --------------------      PAID-IN       EARNINGS      FROM OFFICER/    ----------------------
                            AMOUNT     SHARES      AMOUNT       CAPITAL       (DEFICIT)      SHAREHOLDER     SHARES       AMOUNT
                            ------    ---------    -------    -----------    -----------    -------------    -------    -----------

BALANCE AS OF JANUARY 1,
 1994.....................   $ --            --    $    --    $ 4,170,368    $   (76,251)     $      --           --    $        --

 Net Income...............                                                     1,721,724
 Dividends declared.......                                                    (2,128,315)
 Officer/shareholder stock
   purchase...............                                                                     (249,952)
                              ---     ---------    -------    -----------    -----------      ---------      -------     ----------

BALANCE AS OF DECEMBER 31,
 1994.....................                                      4,170,368       (482,842)      (249,952)
 Net Income...............                                                     1,950,036
 Dividends declared.......                                                      (713,519)
 Type A common stock
   repurchased............                                                                                     8,024    $  (312,936)
 Type B common stock
   repurchased............                                                                                    40,173    $(1,406,055)
                              ---     ---------    -------    -----------    -----------      ---------      -------     ----------

BALANCE AS OF DECEMBER 31,
 1995.....................                                      4,170,368        753,675       (249,952)      48,197    $(1,718,991)
 Net loss.................                                                    (5,288,375)
 Dividends declared.......                                                      (261,625)
 Corporate merger.........                                         48,840
 Retirement of treasury
   stock..................                                     (1,718,991)                                   (48,197)     1,718,991

 Sygnet Wireless
   capitalization.........            6,170,630     61,706      1,220,617
 Capital contribution of S
   Corporation earnings...                                      2,809,405     (2,809,405)
 Preferred stock
   dividend...............                                       (690,411)
 Accretion of preferred
   stock..................                                        (27,617)
 Exchange of common
   shares.................     27        (2,653)       (27)
                              ---     ---------    -------    -----------    -----------      ---------      -------     ----------

BALANCE AS OF DECEMBER 31,
 1996.....................   $ 27     6,167,977    $61,679    $ 5,812,211    $(7,605,730)     $(249,952)          --    $        --
                              ===     =========    =======    ===========    ===========      =========      =======     ==========


See accompanying notes.

                             SYGNET WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31
                                                    ---------------------------------------------
                                                        1996            1995             1994
                                                    ------------     -----------     ------------
OPERATING ACTIVITIES
Net (loss) income.................................  $ (5,288,375)    $ 1,950,036     $  1,721,724
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
  Depreciation....................................     5,948,693       2,765,816        2,365,848
  Amortization....................................     4,089,746         720,738          272,729
  Loss on disposal of equipment...................       177,633         161,222          461,333
  Other...........................................                                        113,545
  Extraordinary loss on extinguishment of debt....     1,420,864
  Changes in operating assets and liabilities:
     Accounts receivable..........................      (184,315)     (2,838,833)        (320,520)
     Inventory....................................      (287,900)       (184,951)        (382,335)
     Prepaid and deferred expenses................        28,649           7,951          (97,296)
     Accounts payable and accrued expenses........     2,424,406        (589,925)       1,214,767
     Accrued interest payable.....................     6,481,912         452,933          (53,576)
                                                    ------------     -----------     ------------
          Net cash provided by operating
            activities............................    14,811,313       2,444,987        5,296,219

INVESTING ACTIVITIES
Acquisitions of Horizon, Erie, and Sharon.........  (254,150,136)    (40,533,104)      (4,500,000)
Issuance of note receivable.......................                                       (249,952)
Purchases of property and equipment...............   (10,049,999)     (9,056,098)      (5,793,053)
Proceeds from sale of equipment...................                       513,730            8,701
                                                    ------------     -----------     ------------
          Net cash used in investing activities...  (264,200,135)    (49,075,472)     (10,534,304)

FINANCING ACTIVITIES
Dividends paid....................................      (261,625)     (1,158,980)      (1,856,089)
Proceeds from long-term debt......................   320,750,000      51,986,188        9,733,812
Principal payments on long-term debt..............   (78,000,000)       (750,000)      (3,534,000)
Increase in financing costs.......................   (10,290,097)     (1,716,230)        (127,546)
Net proceeds from issuance of preferred stock.....    19,000,000
Purchase of treasury stock........................                    (1,718,991)
                                                    ------------     -----------     ------------
          Net cash provided by financing
            activities............................   251,198,278      46,641,987        4,216,177
Increase (decrease) in cash and cash
  equivalents.....................................     1,809,456          11,502       (1,021,908)
Cash and cash equivalents at beginning of year....       448,292         436,790        1,458,698
                                                    ------------     -----------     ------------
          Cash and cash equivalents at end of
            year..................................  $  2,257,748     $   448,292     $    436,790
                                                    ============     ===========     ============

See accompanying notes.

                             SYGNET WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     These financial statements include the combined financial statements of SYGNET Communications, Inc. (SYGNET) and Wilcom Corporation (Wilcom) through August 31, 1996, the effective date of the merger described below, and the consolidated accounts of Sygnet Wireless, Inc. and its wholly-owned subsidiary Sygnet Communications, Inc. (Sygnet) (hereinafter collectively referred to as the "Company") thereafter. The Company owns and operates cellular telephone systems serving one large cluster with an approximate population of 2.4 million in Northeastern Ohio, Western Pennsylvania and Western New York.

     On August 19, 1996, the shareholders of SYGNET and Wilcom effected a corporate restructuring whereby Wilcom was merged into SYGNET and shareholders of Wilcom received 8.72 shares of SYGNET common stock for each share of Wilcom common stock held as of August 31, 1996, the effective date of the merger. This merger was a business combination between entities under common control whereby the assets and liabilities so transferred were accounted for at historical cost in a manner similar to that in pooling-of-interest accounting. Also, in conjunction with this merger, the shareholders of SYGNET amended the articles of incorporation to change SYGNET's name to Sygnet Wireless, Inc.

     Prior to the restructuring, SYGNET and Wilcom had been operating their cellular business through three partnerships (Youngstown Cellular Telephone Company (YCTC), Erie Cellular Telephone Company (Erie), and Wilcom Cellular) and Sharon -- Youngstown Cellular, Inc. (Sharon). As a result of the restructuring and merger, Sharon was renamed Sygnet and is the wholly-owned subsidiary and operating company of Sygnet Wireless, Inc. The existence of YCTC, Erie, and Wilcom Cellular terminated on October 1, 1996 when all partnership interests transferred to Sygnet.

2. ACQUISITIONS

     On October 9, 1996, the Company acquired certain cellular licenses, property, equipment, customer lists, current assets and current liabilities of Horizon Cellular Telephone Company of Chautauqua L.P., Horizon Cellular Telephone Company of Crawford L.P., and Horizon Cellular Telephone Company of Indiana L.P. (hereinafter collectively referred to as "Horizon") for cash of $252.9 million. The acquired systems provide cellular service to an estimated population of 1.4 million in contiguous markets in Western Pennsylvania and Western New York.

     On September 30, 1995, SYGNET, as a general partner, purchased 95.46% of Erie for cash of $40.53 million. On November 30, 1995, Sharon purchased 4.54% of Erie for $1.92 million, which was paid on February 12, 1996.

     On August 11, 1994, SYGNET purchased 75% and Wilcom purchased 25% of the outstanding shares of common stock of Sharon for $4.5 million.

     The above transactions were accounted for as purchases and, accordingly, the results of operations of the companies acquired have been included in the consolidated financial statements since the dates of acquisition.

                             SYGNET WIRELESS, INC.

     Cash paid for acquisitions is summarized below:

                                                     1996            1995            1994
                                                 ------------     -----------     ----------
     Current assets acquired...................  $  3,613,696     $   923,234
     Property and equipment....................    18,986,400       1,349,195
     Cellular licenses.........................   207,223,616      40,289,743     $4,500,000
     Customer lists............................    25,700,000
     Current liabilities assumed...............      (774,134)       (108,878)
                                                 ------------     -----------     ----------
     Net assets and liabilities acquired.......   254,749,578      42,453,294      4,500,000
     Amounts payable in future periods.........      (599,442)     (1,920,190)
                                                 ------------     -----------     ----------
     Cash paid.................................  $254,150,136     $40,533,104     $4,500,000
                                                 ============     ===========     ==========

     The pro forma unaudited condensed combined results of operations for the year ended December 31, 1996 and December 31, 1995 as if the purchases occurred on January 1, 1995 are as follows:

                                                                 1996             1995
                                                             ------------     ------------
     Revenue...............................................  $ 69,851,000     $ 56,577,000
                                                             ============     ============
     Net loss before extraordinary item....................  $(15,283,000)    $(22,489,000)
                                                             ============     ============
     Net loss..............................................  $(16,704,000)    $(22,489,000)
                                                             ============     ============
     Pro forma net loss per share applicable to common
       shareholders........................................  $      (3.25)
                                                             ============

3. SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

  CASH EQUIVALENTS

     The Company considers all liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  INVENTORY

     Inventory consisting of merchandise purchased for resale is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

  PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and are depreciated over their estimated useful lives calculated under the straight-line or double-declining balance methods.

  INTANGIBLE ASSETS

     The FCC issues licenses that enable cellular carriers to provide cellular service in specific geographic areas. The FCC grants licenses for a term of up to 10 years and generally grants renewals if the licensee has complied with its obligations under the Communications Act of 1934. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will award a renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The

                             SYGNET WIRELESS, INC.

Company believes that it has met, and will continue to meet all requirements necessary to secure renewal of its cellular licenses.

     The Company has acquired cellular licenses and customer lists through its acquisition of interests in various cellular systems. The cost of licenses and customer lists acquired was $231,003,426 and $40,289,743 in 1996 and 1995, respectively. The Company uses a 40 year useful life to amortize its licenses under the straight-line method. Purchased cellular and paging customer lists are being amortized over 5 years under the straight-line method. The components of intangible assets at December 31 are summarized below:

                                                                  1996            1995
                                                              ------------     -----------
     Cellular licenses......................................  $255,849,696     $50,546,270
     Customer lists.........................................    25,819,792         119,792
                                                              ------------     -----------
                                                               281,669,488      50,666,062
     Accumulated amortization...............................    (4,862,135)     (1,209,665)
                                                              ------------     -----------
                                                              $276,807,353     $49,456,397
                                                              ============     ===========

     Amortization expense was $3,652,470, $523,768 and $211,921 in 1996, 1995 and 1994, respectively.

     The ongoing value and remaining useful lives of intangible assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. When events and circumstances indicate that intangible assets might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss would be recognized.

  REVENUE RECOGNITION

     The Company earns revenue primarily by providing cellular services to its customers (Subscriber Revenue) and from the usage of its system by the customers of other cellular carriers (Roamer Revenue). Access revenue for Subscriber Revenue is billed one month in advance. Revenue is recognized as service is rendered. Subscriber acquisition costs (primarily commissions and loss on equipment sales) are expensed when incurred.

  DEFERRED FINANCING COSTS

     Deferred financing costs are being amortized over the terms of the bank credit facility and senior notes. Accumulated amortization was $266,084 and $58,834 at December 31, 1996 and 1995, respectively. Amortization expense was $437,276, $196,970 and $60,808 in 1996, 1995 and 1994, respectively. Upon entering into a new bank credit facility in October 1996, an extraordinary loss of $1,420,864 was incurred to write-off unamortized financing costs under the extinguished bank credit agreement as described in Note 5.

  ADVERTISING COSTS

     Advertising costs are recorded as expense when incurred. Advertising expense was $1,225,151, $933,498 and $625,255 in 1996, 1995 and 1994,
respectively.

  PRO FORMA NET LOSS PER COMMON SHARE

     Pro forma net loss per common share is based on the number of common shares outstanding, as if the corporate restructuring described in Note 1 occurred at the beginning of the year. Losses applicable to common shareholders include adjustments for Preferred Stock dividends and accretion of the carrying value of the Preferred Stock. Historical earnings per share data is not presented because such data is not meaningful.

                             SYGNET WIRELESS, INC.

  STOCK COMPENSATION

     The Company accounts for its stock-based employee compensation arrangements based on the intrinsic value of the equity instruments granted, as set forth in APB Opinion No. 25, Accounting For Stock Issued to Employees.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from those estimates.

  SIGNIFICANT CONCENTRATIONS

     In connection with providing cellular services to customers of other cellular carriers, the Company has contractual agreements with those carriers which provide for agreed upon billing rates between the parties. Approximately 48%, 62% and 74% of the Company's Roamer Revenue was earned from two cellular carriers in 1996, 1995 and 1994, respectively.

  FINANCIAL INSTRUMENTS

     Derivative financial instruments are used by the Company in the management of interest rate exposure and are accounted for on an accrual basis. Income and expense are recorded in the same category as that arising from the related liability being hedged (i.e., adjustments to interest expense).

     The Company uses variable interest rate credit facilities to finance acquisitions and operations of the Company. The Company may reduce its exposure to fluctuations in interest rates by creating offsetting positions through the use of derivative financial instruments. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives. The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap. The notional amount is not a measure of the Company's exposure through its use of derivatives. Premiums paid for interest rate cap agreements are being amortized as adjustments to interest expense over the term of the agreements.

     The Company may be exposed to credit loss in the event of nonperformance by the counterparty to its interest rate swap agreements and interest rate cap agreements. The Company anticipates the counterparty will be able to fully satisfy its obligations under the agreements as the counterparty is a primary lender under the financing agreement which the interest rate swap and cap agreements hedge.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1996 and 1995, the carrying value of cash equivalents, accounts receivable, the interest rate swap and cap and the long-term bank debt approximated fair value. The fair value of the long-term unsecured senior notes, calculated based on quoted market prices, was $112,750,000 at December 31, 1996.

  RECLASSIFICATION

     Certain 1994 and 1995 amounts have been reclassified to conform with 1996 presentation.

                             SYGNET WIRELESS, INC.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                USEFUL LIFE          1996            1995
                                                ------------     ------------     -----------
     Land, building and improvements..........    5-19 years     $  7,296,770     $ 3,340,331
     Cellular system and equipment............  2.5-19 years       41,498,865      19,556,464
     Customer premise equipment...............       3 years        1,690,906       1,695,605
     Office furniture and equipment...........    3-10 years        4,341,459       2,498,057
     Cell site construction in progress.......                      1,076,817         379,813
                                                                 ------------     -----------
                                                                   55,904,817      27,470,270
     Accumulated depreciation.................                    (11,945,848)     (6,421,374)
                                                                 ------------     -----------
                                                                 $ 43,958,969     $21,048,896
                                                                 ============     ===========

     At December 31, 1996, the Company had purchase commitments of approximately $9.9 million for equipment.

5. LONG-TERM DEBT

     On September 19, 1996, the Company issued $110,000,000 11 1/2% unsecured Senior Notes due October 1, 2006 (the Notes). The Notes pay interest semiannually on April 1 and October 1 of each year commencing April 1, 1997. The Notes are redeemable at the option of the Company at redemption prices (expressed as a percentage of principal amount) ranging from 105.75% in 2001 to 100.00% in 2005 and thereafter. Among other things, the Notes contain certain covenants which limit additional indebtedness, payment of dividends, sale of assets or stock, changes in control and transactions with related parties. The proceeds from the Notes were used to repay amounts borrowed under a $75 million bank credit agreement and to finance the acquisition of Horizon described in
Note 2.

     On October 9, 1996, Sygnet entered into a new financing agreement (the Bank Credit Facility) with a commercial bank group. The Bank Credit Facility is a senior secured reducing revolver that provides Sygnet the ability to borrow up to $300.0 million through June 30, 1999. Mandatory reductions in the revolver occur quarterly thereafter through June 30, 2005, when the Bank Credit Facility terminates. The Bank Credit Facility is secured by certain assets and the stock of Sygnet. The Bank Credit Facility provides for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate (LIBOR) or the prime rate. Interest payments will be made quarterly. As of December 31, 1996, $202.3 million was outstanding under the Bank Credit Facility.

     Among other things, the Bank Credit Facility contains financial covenants which require the maintenance of debt service ratios and the hedging of interest rate risk and limit distributions to shareholders and sales of assets. In connection with these covenants, the Company has a three year interest rate swap and a two year interest rate cap agreement with a total underlying notional amount of $40 million. The swap agreement converted the interest rate on $20 million notional amount of the credit facility from a variable rate based upon a three month LIBOR (5.55% at December 31, 1996) to a fixed rate of 5.79%. Amounts paid or received under this agreement are recognized as adjustments to interest expense. The interest rate cap agreement entitled the Company to receive from a counterparty on a quarterly basis the amounts, if any, by which the three month LIBOR rate on its $20 million notional amount exceeds 8.25%. The three month LIBOR rate has not exceed 8.25% for the duration of the agreement.

     There are no future minimum payments based upon the borrowing levels at December 31, 1996 for the next five years.

     Interest paid was $4,691,776, $2,202,345 and $810,303 in 1996, 1995 and
1994, respectively.

                             SYGNET WIRELESS, INC.

6. LEASES

     The Company has entered into various operating leases for land and office facilities. Leases for tower sites provide for periodic extensions of lease periods with future lease payments indexed to the consumer price index.

     Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 1996 are as follows:

                    1997....................................    $1,427,610
                    1998....................................     1,175,008
                    1999....................................       960,784
                    2000....................................       793,298
                    2001....................................       428,541
                    Thereafter..............................     2,719,240
                                                                ----------
                    Total...................................    $7,504,481
                                                                ==========

     Rent expense was approximately $906,042, $460,800 and $296,000 in 1996, 1995 and 1994, respectively.

7. RETIREMENT PLAN

     The Company sponsors a 401(k) retirement and profit sharing plan which covers substantially all its employees. Eligible employees can contribute from 1% to 15% of their compensation. The Company, at its discretion, may match a portion of the employee's contribution. The Company may also, at its discretion, make additional profit sharing contributions to the plan. Total pension expense was $181,000, $114,000 and $113,000 in 1996, 1995 and 1994, respectively.

8. REDEEMABLE PREFERRED STOCK AND WARRANTS

     On October 9, 1996, the Company issued 200,000 shares of Series A Senior Cumulative Nonvoting Preferred Stock (Preferred Stock). The Preferred Stock has a redemption value of $100 per share and is recorded at fair value on the date of issuance less issuance costs. Dividends are cumulative from the date of issuance, accrue quarterly in arrears and are payable in shares of Preferred Stock. The dividend rates increase annually from 15% in the year ending September 30, 1997; to 17% in the year ending September 30, 1998; to 19% in the year ending September 30, 1999; and to 21% in the year ending September 30, 2000 and thereafter. As of December 31, 1996, the Company accrued stock dividends in the amount of $690,411 (which represent 6,904 shares).

     Warrants to purchase shares of the Company's Class A Common Stock representing 1% of the Common Stock outstanding, on a fully diluted basis, will be issued to holders of the Preferred Stock on July 9, 1997 if the Preferred Stock is outstanding at that date. At the end of each quarter thereafter for so long as any of the Preferred Stock remains outstanding, warrants to purchase shares of Class A Common Stock representing 3/8%, on a fully diluted basis, will be issued to holders of the Preferred Stock. The exercise price of the warrants is $.01 per share of Class A Common Stock. On or before October 9, 2000 or one year following the redemption of the Preferred Stock due to a mandatory redemption event (as defined) the holders of the warrants can offer to sell all the warrants back to the Company for cash based on the fair market value of the Class A Common Stock. If the Company elects not to accept such offer, the holders may sell the warrants to a third-party and the Company must pay the holders the difference between the fair value of the warrants and the amount paid by the third-party. For financial reporting purposes, the estimated fair value of the warrants is included with the Preferred Stock in the accompanying balance sheet. In determining the fair value of the warrants, management of the Company has considered the possibility that the warrants may never be issued.

                             SYGNET WIRELESS, INC.

The excess of the redemption value of the Preferred Stock over the carrying value is being accreted by periodic charges to additional paid-in capital over the life of the issue.

     The Company is required to redeem the Preferred Stock at its redemption amount, plus all accrued and unpaid dividends to the date of redemption, upon the earlier of (i) the tenth anniversary of the issuance of the Preferred Stock,
(ii) a Change in Control (as defined) (iii) an initial public offering, or (iv) the exercise of the Put Option (defined below).

     At any time after the fourth anniversary, holders of the Preferred Stock have the right to require the Company to repurchase all of the then outstanding shares of Preferred Stock (the "Put Option") for $100 per share plus accrued dividends. The Preferred Stock is subject to redemption at the option of the Company at any time in whole or in part at the redemption price of $100 per share.

     The Company has authorized 5 million shares of Nonvoting Preferred Stock, par value $.01 per share, of which 500,000 are designated as Series A Senior Cumulative Nonvoting Preferred Stock.

     The Company has also authorized 10 million shares of Voting Preferred Stock, par value $.01 per share, none of which are issued as of December 31, 1996.

9. SHAREHOLDERS' EQUITY

     On August 28, 1996, the Company approved a plan to recapitalize the Company whereby the SYGNET common stock Type A (205,698 shares) and Type B (1,028,428 shares) were converted into 6,170,630 shares of Sygnet Wireless, Inc. Class B common stock in a 5 for 1 split, effective on September 20, 1996. These shares are entitled to ten votes per share.

     On January 5, 1995, SYGNET repurchased 8,024 Type A shares for $39.00 per share and 40,173 Type B shares for $35.00 per share from a shareholder for approximately $1,719,000. These shares were accounted for at cost and held as treasury stock until August 28, 1996 when they were retired.

     Under the most restrictive of the covenants discussed in Note 5, the Company could not declare any additional dividends on its common stock at December 31, 1996.

     On December 29, 1994, the Company received a promissory note from an officer/shareholder for $249,952 for the purchase of common shares from a shareholder. The interest rate is 8.23% and the note is to be repaid over 7 years.

10. INCOME TAXES

     On August 31, 1996, SYGNET and Wilcom terminated their status as Subchapter S Corporations. As a result of this termination, application of the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires deferred income taxes to be provided for differences in the basis for tax purposes and for financial accounting purposes of recorded assets and liabilities. As a result of the termination of their Subchapter S Corporation status, SYGNET and Wilcom contributed their undistributed earnings to additional paid-in capital. At December 31, 1996, the Company has a net operating loss carryforward of $7.5 million that expires in 2011. For financial reporting purposes, a valuation allowance of $1,153,500 has been recognized to offset the net deferred tax assets which primarily relate to the net operating loss carryforward.

                             SYGNET WIRELESS, INC.

     Amounts for deferred tax assets and liabilities at December 31, 1996 are as follows:

     Deferred tax liabilities:
       Depreciation........................................................  $   787,200
       Amortization........................................................    1,271,800
       Other
                                                                             -----------
     Total deferred tax liabilities........................................    2,059,000

     Deferred tax assets:
       AMT credit carryforward.............................................       63,400
       Allowance for doubtful accounts.....................................      397,400
       Net operating loss carryforward.....................................    2,550,000
       Other...............................................................      201,700
                                                                             -----------
                                                                               3,212,500
     Valuation allowance...................................................   (1,153,500)
                                                                             -----------
     Total deferred tax assets.............................................    2,059,000
                                                                             -----------
     Net deferred tax assets...............................................  $        --
                                                                             ===========

     The components of the income tax provision (benefit) in the consolidated statements of operations for the year ended December 31, 1996 are as follows:

                                                                                1996
                                                                             -----------
     Cumulative effect of conversion from S to C corporation status........  $   745,000
     Deferred income tax (benefit).........................................   (1,898,500)
     Valuation allowance...................................................    1,153,500
                                                                             -----------
     Total provision for income tax (benefit)..............................  $        --
                                                                             ===========

     Income taxes paid were $-0-, $60,514 and $49,000 in 1996, 1995 and 1994, respectively.

11. STOCK OPTION PLAN

     The Company has a stock option plan (Employee Plan) that provides for the purchase of up to 1,000,000 shares of Class A common stock by employees of the Company. The Company also has a stock option plan (Non-Employee Director Plan) that provides for the purchase of up to 250,000 shares of Class A common stock by Directors of the Company. The Employee and Non-Employee Director Plans will terminate in 2006 and 2010, respectively or earlier if so determined by the Board of Directors. Generally, options granted under the Employee Plan become vested at the rate of 20% a year for 5 years and are exercisable based upon the specific terms of the grant. During 1996, the Company granted 533,200 ten year options (16,000 to Directors) with an exercise price of $10.00 per share. 517,200 options are exercisable on January 1, 1997 with the remaining 16,000 shares exercisable on May 13, 1997.

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized for its Plan because the exercise price of the Company's stock options equals or exceeds the estimated market value of the underlying stock on the date of grant. The effect of applying the fair value method of accounting for the Company's stock based awards in accordance with Statement of Financial Accounting Standards No 123, Accounting for Stock-Based Compensation, results in net loss and net loss per share that are not materially different from amounts reported.

                             SYGNET WIRELESS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              COL. A                   COL. B                  COL. C                  COL. D         COL. E
           -----------              ------------   ------------------------------   -------------   ----------
                                                             ADDITIONS
                                                   ------------------------------
                                     BALANCE AT     CHARGED TO                                      BALANCE AT
                                    BEGINNING OF      COSTS        ACQUISITIONS                       END OF
           DESCRIPTION                 PERIOD      AND EXPENSES         (1)         DEDUCTIONS(2)     PERIOD
           -----------              ------------   ------------   ---------------   -------------   ----------
Year Ended December 31, 1996:
  Deducted from asset account:
     Allowance for doubtful
     accounts                         $402,800      $1,158,844       $ 391,098        $(783,494)    $1,168,798

Year Ended December 31, 1995:
  Deducted from asset account:
     Allowance for doubtful
     accounts                         $163,440      $  413,025       $  80,203        $(253,868)    $  402,800

Year Ended December 31, 1994:
  Deducted from asset account:
     Allowance for doubtful
     accounts                         $126,500      $  164,902       $      --        $(127,962)    $  163,440

---------------

(1) Represents allowance for doubtful accounts related to accounts receivable purchased as part of the acquisitions described in Note 2, Notes to Consolidated Financial Statements.

(2) Represents the write-off of uncollectible accounts.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

MANAGEMENT

             NAME                  AGE                             OFFICE
             ----                  ---                             ------
Warren P. Williamson, III.....      66        Director and Chairman
Albert H. Pharis, Jr..........      47        Director, President and Chief Executive Officer
Craig T. Sheetz...............      37        Vice President, Chief Financial Officer and
                                              Treasurer
William Zlotnick..............      41        Vice President and Chief Operating Officer
Gregory T. Pauley.............      34        Vice President and Chief Technical Officer
Joseph D. Williamson, II......      51        Director
Lowry A. Stewart..............      42        Director
Raymond S. Tittle, Jr.........      66        Director
Philip N. Winkelstern.........      66        Director
Ralph A. Beard................      49        Director
L. B. McKelvey................      51        Director
Gregory L. Ridler.............      50        Director

     WARREN P. WILLIAMSON, III is the founder of the Company and has served as Chairman and Director since the Company's inception. Prior to founding the Company, Mr. Williamson held the positions of President and Chief Executive Officer for WKBN Broadcasting Corporation. He presently serves as Chairman of WKBN Broadcasting Corporation. In addition to his positions with the Company, Mr. Williamson serves as Director and as Chairman of the Executive Committee of the Mahoning National Bank. Mr. Williamson is also Director and Chairman of the Board of the Youngstown State University Foundation. Finally, he serves as Director of the Association of Maximum Service Television, Inc., a trade association representing more than 300 U.S. television stations. Mr. Williamson is the brother of Joseph D. Williamson, II and uncle of Lowry A. Stewart.

     ALBERT H. PHARIS, JR. has served as President, Chief Executive Officer and Director of the Company since the Company's inception in 1985. He has been active as a board member of CTIA since 1985 and as a member of the CTIA Executive Committee since 1989. He has also been Chairman of CTIA's Small Operators Caucus.

     CRAIG T. SHEETZ has served since 1990 as Vice President, Chief Financial Officer and Treasurer of the Company. Prior to 1990, Mr. Sheetz served as Assistant Vice President at PNC Bank and Mellon Bank where he specialized in the media and telecommunications industries and was a relationship manager.

     WILLIAM ZLOTNICK is Vice President and Chief Operating Officer of the Company. He joined the Company in 1996, immediately following the Horizon Acquisition. Prior to joining the Company, Mr. Zlotnick served as Regional General Manager for Horizon Cellular Telephone Company in Western Pennsylvania, a position he held since 1991. From 1986 to 1991, Mr. Zlotnick was Regional General Manager for McCaw Cellular Communications in Pittsburgh, Pennsylvania.

     GREGORY T. PAULEY is Vice President and Chief Technical Officer. Mr. Pauley joined the Company in 1987. He served as Technical Operations Manager for the Company from May 1990 until his promotion to Vice President in January 1995.

     JOSEPH D. WILLIAMSON, II has been a Director of the Company and its predecessor company since its inception. In 1993, after serving as Executive Vice President of WKBN Broadcasting Corporation, Mr. Williamson became President of WKBN Broadcasting Corporation and has continued in that position. Mr. Williamson is the brother of Warren P. Williamson, III and the uncle of Lowry A. Stewart.

     LOWRY A. STEWART has been a Director of the Company and its predecessor company since its inception. Since 1993, Mr. Stewart has served as Treasurer and Director of WKBN Broadcasting Corporation, where he also has been employed as the Production Manager since 1991. Mr. Stewart is the nephew of Warren P. Williamson, III and Joseph D. Williamson, II.

     RAYMOND S. TITTLE, JR. has been a Director of the Company since 1991. Mr. Tittle served as President of Northwest Indiana Markets until it was sold in 1993. Mr. Tittle is currently President of Joe Tittle, Inc. and Joe Tittle & Sons, Inc. which administer real estate and investment assets formerly owned by Northwest Indiana Markets.

     PHILIP N. WINKELSTERN has been a Director since November 1996. Mr. Winkelstern served as Senior Vice President and Chief Financial Officer of Commercial Intertech Corporation (CIC), a publicly held manufacturer, prior to his retirement in August 1995. Mr. Winkelstern also served as a Director of CIC from July 1975 to August 1995 and is currently a Director of McDonald Steel Corporation and Mahoning National Bank.

     RALPH A. BEARD has been a Director since November 1996. Mr. Beard has served as legal counsel for the Company since 1987. He is a member of Harrington & Mitchell, Ltd., and is Chairman of that law firm. Mr. Beard is also general counsel and a Director of WKBN Broadcasting Corporation.

     L. B. MCKELVEY has been a Director since November 1996. Mr. McKelvey is currently Chairman and President of Smythe, Cramer Co., which is a real estate brokerage firm founded in 1903. Mr. McKelvey has been with Smythe, Cramer
Co. for 30 years.

     GREGORY L. RIDLER has been a Director since November 1996. Mr. Ridler is the President and CEO of Mahoning National Bank, a position he has held since 1989. He is also a Director of WKBN Broadcasting Corporation.

ITEM 11. EXECUTIVE COMPENSATION

     The following table presents summary information concerning compensation received by the Chief Executive Officer and each of the other executive officers for the years ended December 31, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG-TERM
                                                                     COMPENSATION
                                                                  ---------------------
                                                ANNUAL                   AWARDS
                                             COMPENSATION         ---------------------
                                         --------------------     SECURITIES UNDERLYING       OTHER
 NAME AND PRINCIPAL POSITION    YEAR      SALARY       BONUS            OPTIONS           COMPENSATION(3)
------------------------------  ----     --------     -------     ---------------------   ---------------
Warren P. Williamson, III.....  1996     $256,015(1)                100,000 Shares           $ 7,812
  Chairman                      1995     $223,587(1)                                         $ 7,620
Albert H. Pharis, Jr..........  1996     $218,158     $50,000       225,000 Shares           $ 9,500
  President and                 1995     $171,900     $50,000                                $ 7,620
  Chief Executive Officer
Craig T. Sheetz...............  1996     $127,278     $50,000        53,600 Shares           $ 9,103
  Vice President, Chief         1995     $ 85,885     $25,000                                $ 5,790
  Financial Officer and
  Treasurer
Greg T. Pauley................  1996     $104,556                    60,000 Shares           $ 5,468
  Vice President and            1995     $ 78,000     $25,000                                $ 4,476
  Chief Technical Officer
William Zlotnick..............  1996     $ 27,450(2)                 50,000 Shares           $ 1,000
  Vice President and
  Chief Operating Officer

---------------

(1) Does not include salary and bonus paid by the Company for services rendered to WKBN Broadcasting Corporation, which amount was reimbursed to the Company by WKBN Broadcasting Corporation.

(2) Mr. Zlotnick has been employed by the Company since October 9, 1996. His salary information, as provided, is for the period October 9 through December 31, 1996.

(3) Represents contributions by the Company to its 401(k) retirement and profit sharing plan.

1996 STOCK OPTION PLAN

     The Company adopted a 1996 Stock Option Plan (the SOP). Under the SOP, options to purchase up to an aggregate of 1,000,000 shares of Class A Common Stock are available for grants to employees of the Company. The SOP provides for issuance of incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and also nonqualified stock options. The SOP will terminate by its terms in 2006 or earlier if so determined by the Board of Directors.

     The following table presents certain information concerning options to purchase shares of Class A Common Stock granted in 1996 to the executive officers of the Company.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE VALUE
                        NUMBER OF        % TOTAL                                        AT ASSUMED ANNUAL RATES
                       SECURITIES       OF OPTIONS                                    OF STOCK PRICE APPRECIATION
                       UNDERLYING       GRANTED TO                                        FOR OPTION TERM(3)
                         OPTIONS        EMPLOYEES        PER SHARE      EXPIRATION   -----------------------------
         NAME         GRANTED(1)(2)   IN FISCAL YEAR   EXERCISE PRICE      DATE           5%              10%
         ----         -------------   --------------   --------------   ----------   -------------   -------------
Albert H. Pharis,
  Jr..................    225,000          43.50%          $10.00          2006      $1,415,012.91   $3,585,920.54
W. P. Williamson,
  III.................    100,000          19.34            10.00          2006         628,894.63    1,593,742.46
Craig T. Sheetz.......     53,600          10.36            10.00          2006         337,087.52      854,245.96
Gregory T. Pauley.....     60,000          11.60            10.00          2006         294,322.69      745,871.47
William Zlotnick......     50,000           9.67            10.00          2006         314,447.31      796,871.23
All Others............     28,600           5.53            10.00          2006         179,863.86      455,810.34
                         --------        -------
  Total Options.......    517,200         100.00%

---------------

(1) Options granted by Sygnet Communications, Inc. in fiscal 1995 were terminated in conjunction with the Restructuring. All options granted prior to the Restructuring are not reflected in this table. No options were exercised in fiscal 1996.

(2) Ten-year options were granted in conjunction with the Restructuring pursuant to the SOP. All of the options were still outstanding and became exercisable on January 1, 1997 and remain exercisable in full so long as the holder remains an employee of the Company. The options further vest at the rate of 20% on each anniversary thereafter, and unvested options terminate if the holder's employment with the Company terminates.

(3) The amounts shown under these columns are the result of calculations at 5% and 10% rates as required by the SEC and are not intended to forecast future appreciation of the stock price of the Class A Common Stock. There is no established trading market for the Common Stock. The fair market value of the shares on the date of the grant and at the end of fiscal 1996 is assumed to be the exercise price under the options.

BONUS PLAN

     The Board of Directors of the Company has instituted a cash bonus program for executive officers for 1997 that will pay between 25% to 50% of base salaries if certain targets are met. The percentages set may be higher if the targets are exceeded. The criteria to be used and the specific targets to be met by each officer will be set by the Board.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements effective October 1996 with Messrs. Pharis and Williamson for an initial term of three years and with Messrs. Sheetz, Pauley and Zlotnick for an initial term of two years. All agreements have automatic one-year renewals after the initial terms expire. The executives will have initial annual base salaries of $240,000, $240,000, $135,000, $120,000 and $120,000, respectively. Each agreement provides that if the executive officer is terminated without good cause, as defined therein, or resigns with good cause, as defined therein, the executive officer will be entitled to receive when due his or her base salary and benefits for the remaining term of the agreement.

     Each agreement also provides that during the term of the agreement and for one year thereafter, the executive officer will not, in any state in which the Company does business or intends to do business, compete with the Company in any way in the wireless communication business as employee, officer, director, agent, representative, stockholder, partner, member, or owner. Provided, however, that ownership of less than 5% of the outstanding stock of any corporation listed on a national securities exchange and engaged in the wireless communications business is not deemed a violation of the non-competition provision.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of the Company determines the compensation of the Company's executive officers. The members of the Compensation Committee are Gregory L. Ridler, Philip N. Winkelstern, Joseph
D. Williamson, II and Lowry A. Stewart.

     In fiscal year 1996, Warren P. Williamson, III, Chairman and a Director of the Company, served as a Director and a member of the Executive Committee of Mahoning National Bank, which Committee performs the equivalent functions of a compensation committee, and Mr. Ridler, President of Mahoning National Bank, served as a Director and a member of the Compensation Committee of the Company.

     Warren P. Williamson, III also served as a Director of WKBN Broadcasting Corporation (WKBN). Mr. Stewart and Joseph D. Williamson, II, both Directors and executive officers of WKBN, served as Directors and members of the Compensation Committee of the Company. The Board of Directors of WKBN performs the equivalent functions of a compensation committee.

     The Company provided cellular telephone service during 1996 for $78,679 to WKBN Broadcasting Corporation, a company owned by the Williamson family. Warren
P. Williamson, III, a Director and Chairman of the Company, provided consulting services to WKBN Broadcasting Corporation and was paid $147,526 in 1996 for such services. In 1996 , the Company purchased advertising services and facilities from WKBN Broadcasting Corporation for $199,812. Warren P. Williamson, III is the Chairman of WKBN Broadcasting Corporation. Joseph D. Williamson, II, a Director of the Company, is the President of WKBN Broadcasting Corporation. Lowry A. Stewart, a Director of the Company, is the Treasurer and a Director of WKBN Broadcasting Corporation.

  DIRECTOR COMPENSATION

     Directors are compensated for their attendance at meetings at a rate of $500 per Board meeting, $400 per Committee meeting separate from a Board meeting and $150 per Committee meeting in conjunction with a Board meeting. In addition, the Company will reimburse Board members for actual travel not to exceed $500 per meeting.

     In addition, the Company adopted the 1996 Stock Option Plan for Non-Employee Directors (the Director Plan). Under the Director Plan, options to purchase up to an aggregate of 250,000 shares of Class A Common Stock are available for grants to non-employee directors of the Company. All options granted under the Director Plan will be nonqualified stock options. Options to purchase 4,000 shares are granted to each non-employee director upon election to the Board of Directors of the Company and vest and are exercisable six months from the date of grant. Further, following each annual shareholders' meeting of the Company, each non-employee director is granted an option to acquire 2,000 shares, half of which are exercisable six months after the date grant and the balance one year after the date of grant. The options expire ten years from the date of grant. The Director Plan will terminate by its terms in 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Class A and Class B Common Stock as of February 11, 1997 by (i) each director of the Company, (ii) each named executive officer of the Company, (iii) all officers and directors as a group and (iv) each person known to the Company to beneficially own 5% or more of any class of the Company's securities.

                                             NUMBER OF SHARES
      NAME OF BENEFICIAL OWNER            BENEFICIALLY OWNED(1)         % SHARES BENEFICIALLY OWNED
------------------------------------  ------------------------------   ------------------------------
   DIRECTORS AND NAMED EXECUTIVE          CLASS A         CLASS B          CLASS A         CLASS B
              OFFICERS                COMMON STOCK(2)   COMMON STOCK   COMMON STOCK(3)   COMMON STOCK
------------------------------------  ---------------   ------------   ---------------   ------------
J.D. Williamson, II.................           --         1,867,150                          30.26
Warren P. Williamson, III...........      100,000         1,487,215(4)      19.24            24.10
Lowry A. Stewart....................           --           337,720(5)                        5.47
Raymond Tittle, Jr..................           --           329,835                           5.35
Albert H. Pharis, Jr................      225,000            40,275         43.28             0.65
Craig T. Sheetz.....................       53,600                --         10.31
William Zlotnick....................       50,000                --          9.62
Gregory T. Pauley...................       60,000                --         11.54
All directors and officers as a
  group (8 persons).................                      4,062,195(6)                       65.83
Others..............................       28,600                --          5.50               --

OTHER 5% OWNERS
Mahoning National Bank
  of Youngstown.....................           --           652,135(7)                       10.57
  P.O. Box 479
  Trust Department
  Youngstown, OH 44501
Martha J. Stewart...................           --           408,400(8)                        6.62
  15 Mill Trace Road
  Youngstown, Ohio 44511

---------------

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. At February 11, 1997 the Company's total issued and outstanding stock was 6,170,630 shares, 2,653 of which were Class A and 6,167,977 were Class B. Class B Common Stock is automatically converted to Class A Common Stock upon transfer. Class A Common Stock is entitled to one vote per share and Class B Common Stock is entitled to ten votes per share.

(2) Consists of shares of Class A Common Stock underlying currently exercisable employee stock options granted under the SOP.

(3) For purposes of determining the percentage ownership, outstanding shares of Class A Common Stock include 2,653 shares outstanding and 517,200 shares underlying currently exercisable stock options.

(4) Includes 10,410 shares of Class B Common Stock with respect to which Warren
    P. Williamson, III shares voting and investment power with his spouse, Carol Williamson.

(5) Includes 5,645 shares of Class B Common Stock held by Lowry A. Stewart as custodian for his daughter Kathryn A. Stewart.

(6) May include stock jointly or separately owned with or by a spouse.

(7) Represents Class B Common Stock beneficially owned by Mahoning National Bank of Youngstown as trustee under certain Williamson family trusts.

(8) Includes 13,430 shares of Class B Common Stock held by Martha J. Stewart as successor trustee for her niece Kathryn A. Stewart; 13,430 shares of Class B Common Stock held by Martha J. Stewart as successor trustee for her niece Cristina Marie Sparks-Stewart; and 12,850 shares of Class B Common Stock held by Martha J. Stewart as successor trustee for her nephew David E. Stewart. Ms. Stewart disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 29, 1994, the Company loaned $249,952 to Albert H. Pharis, Jr., the President, Chief Executive Officer and a Director of the Company to permit Mr. Pharis to purchase stock of the Company from another shareholder. The interest rate on the loan is 8.23% per year and the loan is to be repaid over seven years.

     During fiscal year 1996, the Company paid Harrington & Mitchell, Ltd. fees of $167,956 for certain legal services, and the Company expects to retain that firm to provide legal services in fiscal year 1997. Ralph A. Beard, a Director of the Company, is a member of Harrington & Mitchell, Ltd.

     See Item 11, "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Sygnet Wireless, Inc. are included in Item 8:

        Consolidated Balance Sheets as of December 31, 1996 and 1995.

        Consolidated Statements of Operations for the years ended December 31, 1996, 1995, and 1994.

        Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows for the years ended December 31,
           1996, 1995, and 1994.

        Notes to Consolidated Financial Statements -- December 31, 1996.

   (2) The following consolidated financial statement schedule of Sygnet Wireless, Inc. is included in Item 8:

          Schedule II-Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

   (3) Exhibits.

      2.1 Certificate of Merger dated August 26, 1996, including the Amended and Restated Agreement and Plan of Merger dated August 19, 1996.*[2.1]

      2.2 Amended and Restated Agreement and Plan of Transfer of Assets dated August 28, 1996.*[2.2]

      2.3 Agreement and Plan of Recapitalization of Sygnet Wireless, Inc. dated August 28, 1996.*[2.3]

      3.1 Amended and Restated Articles of Incorporation of Sygnet Wireless, Inc.**[3.1]

      3.2      Code of Regulations of Sygnet Wireless, Inc.**[3.2]

      4.1 Indenture dated as of September 26, 1996 between Sygnet Wireless, Inc. and Fleet National Bank, as Trustee **[4]

     10.1 Employment Agreement dated August 26, 1996 between the Registrant and Albert H. Pharis, Jr.#*[10.1]

     10.2 Employment Agreement dated August 26, 1996 between the Registrant and Warren P. Williamson, III.#*[10.2]

     10.3 Employment Agreement dated August 26, 1996 between the Registrant and Craig T. Sheetz.#*[10.3]

     10.4 Employment Agreement dated August 26, 1996 between the Registrant and Gregory T. Pauley.#*[10.4]

     10.5 Employment Agreement dated August 26, 1996 between the Registrant and William Zlotnick.#

     10.6 Sygnet Wireless, Inc. 1996 Stock Option Plan (including form of Stock Option Agreement).#*[10.5]

     10.7 Sygnet Wireless, Inc. 1996 Stock Option Plan for Non-Employee Directors. #**[10]

     10.8 Office Lease Agreement dated September 16, 1994 by and between K&T Realty and SYGNET Communications, Inc. for the premises located at 6550 Seville Drive, Canfield. *[10.6]

     10.9 Ground Lease Agreement dated December 15, 1987 between WKBN Broadcasting Corporation. and Youngstown Cellular Telephone Company.*[10.11]

     10.10 DMS-MTX Cellular Supply Agreement dated June 1, 1996 between Youngstown Cellular Telephone Company and Northern Telecom, Inc. *[10.12]

     10.11 Intercarrier Services Agreement dated April 25, 1995 between Youngstown Cellular Telephone Company and EDS Personal Communications Corporation.*[10.13]

     10.12 Software License Agreement dated April 20, 1995 between Youngstown Cellular Telephone Company and International Telecommunication Data Systems, Inc.*[10.14]

     10.13 License Agreement between JSJ Software, Inc. and Youngstown Cellular Telephone Company.*[10.15]

     10.14 Product Service Agreement dated February 1, 1995 between Glenayre Care and Wilcom Cellular.*[10.16]

     10.15 Asset Acquisition Agreement dated July 11, 1996 between Horizon Cellular Telephone Company of Chautauqua, L.P., Horizon Cellular Telephone Company of Crawford, L.P., Horizon Cellular Telephone Company of Indiana, L.P., and SYGNET Communications, Inc.*[10.17]

     10.16 Agreement for Purchase of Partnership Interest dated September 15, 1995 between SYGNET Communications, Inc. and Erie Cellular Systems, Inc.*[10.18]

     10.17 Stock Purchase Agreement between SYGNET Communications, Inc., Wilcom Corporation, and Advent IV Capital Liquidating Trust, TA Associates IV, TA Venture Investors Limited Partnership, Elden
               J. Heinz, Security Investment Management & Trust Company, The Planned Giving Foundation, Inc., and Erma Heinz.*[10.19]

     10.18 Credit Agreement dated October 9, 1996 among the Registrant and The Toronto-Dominion Bank and PNC Bank, National Association.

     10.19 Promissory Note dated December 29, 1994 executed and delivered by Albert H. Pharis, Jr. in favor of the Registrant.*[10.22]

     10.20 Cellular One License Agreement dated February 28, 1992 between Cellular One Group and Erie Cellular Telephone Company.*[10.23]

     21.1      Subsidiary of Sygnet Wireless, Inc.*[21.1]

     24.1 Powers of Attorney (included on the signature page to the Annual Report).

     27.1      Financial Data Schedule.

---------------

# Denotes officer/director compensation plan or arrangement.

 * Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-10161), as the exhibit number indicated in brackets and incorporated by reference herein.

** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

     (b) The Company filed a Current Report on Form 8-K during the quarter ended December 31, 1996, which reported the acquisition of the Horizon Systems under "Item 2. Acquisition of Assets" and included certain financial information under "Item 7. Financial Statements and Exhibits". Financial Statements required to be filed with the report were incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-10161) filed with the Securities and Exchange Commission on September 17, 1996. The date of the report was October 9, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SYGNET WIRELESS, INC.

                                          By: /s/ WARREN P. WILLIAMSON, III
                                            ------------------------------------
                                                 Warren P. Williamson, III
                                                   Director and Chairman

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Warren P. Williamson, III, Albert H. Pharis, Jr., and Craig T. Sheetz, and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, lawfully do, or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURES                                  TITLE                           DATE
              ----------                                  -----                           ----

/s/ WARREN P. WILLIAMSON, III            Director and Chairman                     February 19, 1997
---------------------------------------
    Warren P. Williamson, III

/s/ ALBERT H. PHARIS, JR.                Director, President and Chief Executive   February 19, 1997
---------------------------------------  Officer
    Albert H. Pharis, Jr.

/s/ CRAIG T. SHEETZ                      Vice President, Chief Financial Officer,  February 19, 1997
---------------------------------------  Treasurer
    Craig T. Sheetz

/s/ WILLIAM ZLOTNICK                     Vice President, Chief Operating Officer   February 19, 1997
---------------------------------------
    William Zlotnick

/s/ GREGORY T. PAULEY                    Vice President, Chief Technical Officer   February 19, 1997
---------------------------------------
    Gregory T. Pauley

/s/ JOSEPH D. WILLIAMSON, II             Director                                  February 19, 1997
---------------------------------------
    Joseph D. Williamson, II

/s/ LOWRY A. STEWART                     Director                                  February 19, 1997
---------------------------------------
    Lowry A. Stewart

/s/ RAYMOND S. TITTLE, JR.               Director                                  February 19, 1997
---------------------------------------
    Raymond S. Tittle, Jr.

/s/ PHILIP N. WINKELSTERN                Director                                  February 19, 1997
---------------------------------------
    Philip N. Winkelstern

/s/ RALPH A. BEARD                       Director                                  February 19, 1997
---------------------------------------
    Ralph A. Beard

              SIGNATURES                                  TITLE                           DATE
              ----------                                  -----                           ----
/s/ L. B. MCKELVEY                             Director                            February 19, 1997
---------------------------------------
    L. B. McKelvey

/s/ GREGORY L. RIDLER                          Director                            February 19, 1997
---------------------------------------
    Gregory L. Ridler

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     The Company furnished proxy material to its shareholders in connection with a special meeting of shareholders held on November 13, 1996. This proxy material is being furnished to the Commission for its information concurrent with this filing.

     The Company has not sent an annual report to security holders covering its last fiscal year, nor has the Company sent a proxy statement, form of proxy or other proxy soliciting material to its security holders with respect to any annual meeting of security holders. The Company intends to furnish such report and proxy material to security holders subsequent to this filing.

                                 EXHIBIT INDEX

      2.1 Certificate of Merger dated August 26, 1996, including the Amended and Restated Agreement and Plan of Merger dated August 19, 1996.*[2.1]

      2.2 Amended and Restated Agreement and Plan of Transfer of Assets dated August 28, 1996.*[2.2]

      2.3 Agreement and Plan of Recapitalization of Sygnet Wireless, Inc. dated August 28, 1996.*[2.3]

      3.1 Amended and Restated Articles of Incorporation of Sygnet Wireless, Inc.**[3.1]

      3.2      Code of Regulations of Sygnet Wireless, Inc.**[3.2]

      4.1 Indenture dated as of September 26, 1996 between Sygnet Wireless, Inc. and Fleet National Bank, as Trustee **[4]

     10.1 Employment Agreement dated August 26, 1996 between the Registrant and Albert H. Pharis, Jr.#*[10.1]

     10.2 Employment Agreement dated August 26, 1996 between the Registrant and Warren P. Williamson, III.#*[10.2]

     10.3 Employment Agreement dated August 26, 1996 between the Registrant and Craig T. Sheetz.#*[10.3]

     10.4 Employment Agreement dated August 26, 1996 between the Registrant and Gregory T. Pauley.#*[10.4]

     10.5 Employment Agreement dated August 26, 1996 between the Registrant and William Zlotnick.#

     10.6 Sygnet Wireless, Inc. 1996 Stock Option Plan (including form of Stock Option Agreement).#*[10.5]

     10.7 Sygnet Wireless, Inc. 1996 Stock Option Plan for Non-Employee Directors. #**[10]

     10.8 Office Lease Agreement dated September 16, 1994 by and between K&T Realty and SYGNET Communications, Inc. for the premises located at 6550 Seville Drive, Canfield. *[10.6]

     10.9 Ground Lease Agreement dated December 15, 1987 between WKBN Broadcasting Corporation. and Youngstown Cellular Telephone Company.*[10.11]

     10.10 DMS-MTX Cellular Supply Agreement dated June 1, 1996 between Youngstown Cellular Telephone Company and Northern Telecom, Inc. *[10.12]

     10.11 Intercarrier Services Agreement dated April 25, 1995 between Youngstown Cellular Telephone Company and EDS Personal Communications Corporation.*[10.13]

     10.12 Software License Agreement dated April 20, 1995 between Youngstown Cellular Telephone Company and International Telecommunication Data Systems, Inc.*[10.14]

     10.13 License Agreement between JSJ Software, Inc. and Youngstown Cellular Telephone Company.*[10.15]

     10.14 Product Service Agreement dated February 1, 1995 between Glenayre Care and Wilcom Cellular.*[10.16]

     10.15 Asset Acquisition Agreement dated July 11, 1996 between Horizon Cellular Telephone Company of Chautauqua, L.P., Horizon Cellular Telephone Company of Crawford, L.P., Horizon Cellular Telephone Company of Indiana, L.P., and SYGNET Communications, Inc.*[10.17]

     10.16 Agreement for Purchase of Partnership Interest dated September 15, 1995 between SYGNET Communications, Inc. and Erie Cellular Systems, Inc.*[10.18]

     10.17 Stock Purchase Agreement between SYGNET Communications, Inc., Wilcom Corporation, and Advent IV Capital Liquidating Trust, TA Associates IV, TA Venture Investors Limited Partnership, Elden
               J. Heinz, Security Investment Management & Trust Company, The Planned Giving Foundation, Inc., and Erma Heinz.*[10.19]

     10.18 Credit Agreement dated October 9, 1996 among the Registrant and The Toronto-Dominion Bank and PNC Bank, National Association. [10.20]

     10.19 Promissory Note dated December 29, 1994 executed and delivered by Albert H. Pharis, Jr. in favor of the Registrant.*[10.22]

     10.20 Cellular One License Agreement dated February 28, 1992 between Cellular One Group and Erie Cellular Telephone Company.*[10.23]

     21.1      Subsidiary of Sygnet Wireless, Inc.*[21.1]

     24.1 Powers of Attorney (included on the signature page to the Annual Report).

     27.1      Financial Data Schedule.

---------------

# Denotes officer/director compensation plan or arrangement.

 * Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-10161), as the exhibit number indicated in brackets and incorporated by reference herein.

** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.