Form 10-Q
period 1997-03-31
SYGNET WIRELESS INC
filed 1997-05-15
CIK 879313

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997
                                        --------------


                                      OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


         For the transition period from_______________to____________


                       Commission File Number:   333-10161
                                              ---------------


                             Sygnet Wireless, Inc.
                             ---------------------
            (Exact name of registrant as specified in its charter)


               Ohio                                           34-1689165
 -------------------------------                           ----------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


6550-B Seville Drive, Canfield, Ohio                                44406
------------------------------------                            ----------
 (Address of principal executive offices)                       (Zip Code)


                 (330) 565-1000
----------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                (x) Yes ( ) No

                                     INDEX

                             SYGNET WIRELESS, INC.
                                   FORM 10-Q
                          PERIOD ENDED MARCH 31, 1997

PART I  -  FINANCIAL INFORMATION
--------------------------------

     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996

               Consolidated Statements of Operations for the Three Months Ended March 31, 1997 and March 31, 1996

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1997 and March 31, 1996

               Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  -  OTHER INFORMATION
-----------------------------

     Item 6.   Exhibits and Reports on Form 8-K



                             SYGNET WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31         DECEMBER 31
                                                                                       1997               1996
                                                                               -------------------------------------
                                    ASSETS                                          (Unaudited)          (Note)
Current assets:
   Cash and cash equivalents                                                   $      4,523,898  $      2,257,748
   Accounts receivable, less allowance for doubtful accounts of $806,900 at
     March 31, 1997 and $1,168,800 December 31, 1996                                  8,535,567         8,857,028
   Inventory                                                                          1,803,882         1,696,952
   Prepaid expenses                                                                     561,359           531,171
                                                                               -------------------------------------
         Total current assets                                                        15,424,706        13,342,899

Other assets:
   Cellular licenses - net                                                          250,670,159       252,271,468
   Customer lists - net                                                              23,237,084        24,535,885
   Deferred financing costs - net                                                     9,822,173        10,068,956
                                                                               -------------------------------------
         Total other assets                                                         283,729,416       286,876,309
Property, plant and equipment--net                                                   44,708,376        43,958,969
                                                                               -------------------------------------
Total assets                                                                   $    343,862,498  $    344,178,177
                                                                               =====================================
                LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities:
   Accounts payable                                                             $     3,157,957   $     2,227,187
   Amount payable--Horizon acquisition                                                        -           599,442
   Deferred revenue                                                                   1,749,216         1,679,873
   Accrued expenses and other liabilities                                             2,669,573         2,282,472
   Accrued interest payable                                                          10,084,430         6,940,623
                                                                              --------------------------------------
Total current liabilities                                                            17,661,176        13,729,597
Long-term liabilities
   Deferred liability--utility property tax                                             462,317           462,317
   Long-term debt                                                                   314,250,000       312,250,000
                                                                              --------------------------------------
Total long-term liabilities                                                         314,712,317       312,712,317
Redeemable Series A Senior Cumulative Nonvoting Preferred Stock, $.01 par,
    aggregate redemption value of $21,464,100 as of March 31, 1997, 500,000
    shares authorized, 207,562 shares issued and outstanding and warrants.           20,517,782        19,718,028
Shareholders' equity (deficit):
   Sygnet Wireless, Inc.
     Common shares, $.01 par, Class A, 1 vote per share, 60,000,000 shares
       authorized, 2,653 shares issued and outstanding                                       27                27
     Common shares, $.01 par, Class B, 10 votes per share; 10,000,000 shares
       authorized, 6,167,977 shares issued and outstanding                               61,679            61,679
   Additional paid-in capital                                                         5,012,457         5,812,211
   Retained earnings (deficit)                                                      (13,852,988)       (7,605,730)
   Note receivable from officer/shareholder                                            (249,952)         (249,952)
                                                                              --------------------------------------
Total shareholders' equity (deficit)                                                 (9,028,777)       (1,981,765)
                                                                              --------------------------------------
Total liabilities and shareholders' equity (deficit)                            $   343,862,498   $   344,178,177
                                                                              ======================================


Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                             SYGNET WIRELESS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      1997                  1996
                                                             ----------------------------------------------
                                                                              (Unaudited)
Revenue
   Subscriber revenue                                        $     11,725,100      $       6,098,160
   Roamer revenue                                                   5,145,503              1,245,128
   Equipment sales                                                    944,677                304,818
   Other revenue                                                      438,462                377,631
                                                             ----------------------------------------------
Total revenue                                                      18,253,742              8,025,737

Costs and expenses:
   Cost of services                                                 2,189,472              1,133,222
   Cost of equipment sales                                          2,155,707              1,000,699
   General and administrative                                       3,674,080              1,858,282
   Selling and marketing                                            2,342,679              1,034,218
   Depreciation and amortization                                    6,736,650              1,235,358
                                                             ----------------------------------------------
Total costs and  expenses                                          17,098,588              6,261,779
                                                             ----------------------------------------------

Income from operations                                              1,155,154              1,763,958

Other
   Interest expense, net                                            7,402,412              1,303,622
                                                             ----------------------------------------------
Net (loss) income before income taxes                        $     (6,247,258)     $         460,336
Income tax expense                                                     -                       2,650
                                                             ----------------------------------------------
Net (loss) income                                            $     (6,247,258)     $         457,686
                                                             ==============================================

                                                                                         (Pro forma)

Earnings per share information (pro forma for 1996):
   (Loss) income before income taxes                         $     (6,247,258)     $         460,336
   Income taxes                                                        -                    (220,961)
   Preferred stock dividend and accretion                    $       (798,789)                -
                                                             ----------------------------------------------
   Net (loss) income applicable to common shareholders

                                                             $     (7,046,047)     $         239,375
                                                             ==============================================

   Net (loss) income per share applicable to common
   shareholders                                              $          (1.14)     $            0.04
                                                             ==============================================
Common shares outstanding                                           6,170,630              6,170,630
                                                             ==============================================



                             SYGNET WIRELESS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                      --------------------------------------------
                                                              1997                  1996
                                                      --------------------------------------------
                                                                        (Unaudited)
OPERATING ACTIVITIES
Net (loss) income                                     $        (6,247,258)  $           457,686
Adjustments to reconcile net
   (loss) income to net cash
   provided by operating activities:
     Depreciation                                               3,551,748               860,418
     Amortization                                               3,184,902               374,940
     Changes in operating assets and
       liabilities:
         Accounts receivable                                      321,458             1,325,982
         Inventory                                               (106,930)               42,013
         Prepaid and deferred expenses                            (26,936)              (54,936)
         Accounts payable and accrued  expenses                 1,387,215              (318,987)
         Accrued interest payable                               3,143,807               325,604
                                                      --------------------------------------------
Net cash provided by operating activities                       5,208,006             3,012,720

INVESTING ACTIVITIES
Acquisitions of Horizon and Erie                                 (599,442)           (1,920,190)
Purchases of property and equipment                            (4,301,155)           (1,139,481)
                                                      --------------------------------------------
Net cash used in investing activities                          (4,900,597)           (3,059,671)

FINANCING ACTIVITIES
Proceeds from long-term debt                                    3,000,000               250,000
Principal payments on long-term debt                           (1,000,000)             (250,000)
Increase in financing costs                                       (41,259)                    -
                                                      --------------------------------------------
Net cash provided by financing activities                       1,958,741                     -

Increase in cash and cash equivalents                           2,266,150               (46,951)

Cash and cash equivalents at beginning of period                2,257,748               448,291
                                                      --------------------------------------------

Cash and cash equivalents at end of period            $         4,523,898   $           401,340
                                                      ============================================

                             SYGNET WIRELESS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION AND PRO FORMA INFORMATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the combined financial statements of SYGNET Communications, Inc. (SYGNET) and Wilcom Corporation (Wilcom) through August 31, 1996, the effective date of the merger described below and the accounts of Sygnet Wireless, Inc. and its subsidiary (the Company) thereafter. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K (File No. 333-10161) filed with the Securities and Exchange Commission.

   As described below, SYGNET and Wilcom terminated their status as Subchapter S Corporations. A pro forma adjustment has been made to the financial statements for the three months ended March 31, 1996 to reflect a provision for federal, state and local income taxes as though the Subchapter S election was terminated on January 1, 1996 at an effective rate of 48%.

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

3.       ACQUISITIONS

   On October 9, 1996, the Company acquired certain cellular licenses, property, equipment, customer lists, current assets and current liabilities of Horizon Cellular Telephone Company of Chautauqua L.P., Horizon Cellular Telephone Company of Crawford L.P., and Horizon Cellular Telephone Company of Indiana L.P. (hereinafter collectively referred to as the "Horizon Acquisition") for cash of $252.9 million. The systems acquired in the Horizon Acquisition provide cellular service to an estimated population of
   1.4 million in contiguous markets in Western Pennsylvania and Western New York. This acquisition was financed through the issuance of senior notes, the issuance of $20,000,000 in redeemable preferred stock and by a syndicated bank credit facility.

   The pro forma unaudited condensed combined results of operations for the three months ended March 31, 1996, as if the Horizon Acquisition occurred on January 1, 1996, is as follows:

                                                               THREE MONTHS ENDED MARCH
                                                                       31, 1996
                                                               --------------------------
                    Revenue                                     $     15,448,583
                                                               ==========================

                    Net loss                                    $     (7,679,545)
                                                               ==========================

                    Pro forma net loss per share applicable
                    to common shareholders                      $          (1.25)
                                                               ==========================


4.       LONG-TERM DEBT

   On September 19, 1996, the Company issued $110,000,000 11 1/2% unsecured Senior Notes due October 1, 2006 (the Notes). The Notes pay interest semiannually on April 1 and October 1 of each year commencing April 1, 1997. The Notes are redeemable at the option of the Company at redemption prices (expressed as a percentage of principal amount) ranging from 105.75% in 2001 to 100.00% in 2005 and thereafter. Among other things, the Notes contain certain covenants which limit additional indebtedness, payment of dividends, sale of assets or stock, changes in control and transactions with related parties. The proceeds from the Notes were used to repay amounts borrowed under a $75 million bank credit agreement and to finance the Horizon Acquisition described in Note 3.

   On October 9, 1996, Sygnet Communications, Inc.(Sygnet), a wholly-owned subsidiary of the Company, entered into a new financing agreement (the Bank Credit Facility) with a commercial bank group. The Bank Credit Facility is a senior secured reducing revolver that provides Sygnet the ability to borrow up to $300 million through June 30, 1999. Mandatory reductions in the revolver occur quarterly thereafter through June 30, 2005, when the Bank Credit Facility terminates. The Bank Credit Facility is secured by certain assets and the stock of Sygnet. The Bank Credit Facility provides for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate (LIBOR) or the prime rate. Interest payments will be made quarterly. As of March 31, 1997, $204.3 million was outstanding under the Bank Credit Facility.

5.       REDEEMABLE PREFERRED STOCK

   On October 9, 1996, the Company issued 200,000 shares of Series A Senior Cumulative Nonvoting Preferred Stock (Preferred Stock). The Preferred Stock has a redemption value of $100 per share and is recorded at fair value on the date of issuance less issuance costs. Dividends are cumulative from the date of issuance, accrue quarterly in arrears and are payable in shares of Preferred Stock. The dividend rates increase annually from 15% in the year ending September 30, 1997; to 17% in the year ending September 30, 1998; to 19% in the year ending September 30, 1999; and to 21% in the year ending September 30, 2000 and thereafter. On January 9, 1997 the Company issued 7,562 shares of stock as dividends in the amount of $756,200. As of March 31, 1997, the Company accrued stock dividends in the amount of $708,000 (which represents 7,080 shares). On April 3, 1997, 100,000 shares were redeemed by the Company at a cost of $10,000,000 which was funded by the Bank Credit Facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report. As a result of the Horizon Acquisition, the Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded, however, the percentage changes are based on the actual financial statements.

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996.

For the three months ended March 31, 1997, the Company posted total revenue of $18.3 million, which was more than double the total revenue of $8.0 million for the first three months of 1996. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) also more than doubled to $7.9 million (43.2% of total revenue) for the three months ended March 31, 1997 from $3.0 million (37.4%. of total revenue) during the comparable period in 1996. The growth in revenue and EBITDA was the result of the Horizon Acquisition and continued growth of the subscriber base. Increased interest expense, depreciation, and amortization charges related to the Horizon Acquisition more than offset the increased revenue and EBITDA to produce a net loss of $6.2 million for the three months ended March 31, 1997, a decrease from net income of $0.5 million for the first quarter of 1996.

Subscriber revenue grew by 92.3 % to $11.7 million for the three months ended March 31, 1997 compared to $6.1 million for the comparable period in 1996 mainly as a result of the Horizon Acquisition and continued subscriber growth in the Company's markets. Subscriber revenue, on a pro-forma basis including the effects of the Horizon Acquisition in 1996, grew by 21.5% for the three months ended March 31, 1997 over the comparable period in 1996 due to growth in the subscriber base, despite a decline in average revenue per subscriber. The Company's subscribers more than doubled to 113,986 at March 31, 1997 from 47,825 at March 31, 1996 due mainly to the Horizon Acquisition as well as internal growth. Including the pro-forma effect of the Horizon Acquisition, the subscriber base increased by 36% on March 31, 1997 from the March 31, 1996 level due to internal growth. On a per subscriber basis, including the Horizon Acquisition, average monthly revenue declined by 13.0% to $50.98 in the first quarter of 1997 from $58.62 in the comparable 1996 quarter. This was due to competitive market pressures, lower customer usage, and the changing mix of subscribers reflecting increasing levels of safety and security subscribers, who typically have few minutes of use per month. Roamer revenue more than tripled to $5.1 million during the three months ended March 31, 1997 compared to $1.2 million in the comparable period in 1996. This increase was mainly a result of the Horizon Acquisition as well as increased roaming traffic throughout all of the company's systems. Including the pro-forma effects of the Horizon Acquisition, roamer revenue grew by 13.0% for the three months ended March 31, 1997 over the comparable period in 1996 due mainly to a greater volume of roaming traffic. Including the results of the Horizon Acquisition, the roaming revenue per minute for the three months ended March 31, 1997 decreased to $0.60 from $0.65 for the comparable period in 1996. This was mainly a result of reduced roaming rates in the newly acquired markets. Equipment sales tripled to $0.9 million for the three months ended March 31, 1997 compared to $0.3 million for the comparable period in 1996. This increase was due mainly to the Horizon Acquisition, and an increased number of telephones and accessories distributed as new subscriber acquisitions increased, as well as from additional sales of equipment to existing customers. Other revenue increased to $0.4 million for the three months ended March 31, 1997 from $0.37 million for the comparable period in 1996 due mainly to the Horizon Acquisition.

Cost of services increased 93.2% to $2.2 million for the three months ended March 31, 1997 from $1.1 million for the comparable period in 1996. This increase was due mainly to the Horizon Acquisition. On a pro-forma basis including the Horizon Acquisition, cost of services for the three months ended March 31, 1997 increased only by 4.7% from the comparable period in 1996 due mainly to better rates for interconnection and long distance charges which largely offset the higher volume associated with increased traffic levels.

Cost of equipment sales more than doubled to $2.2 million for the three months ended March 31, 1997 from $1.0 million in the comparable 1996 period. This increase was due mainly to the Horizon Acquisition and to an increased number of telephones and accessories distributed as new subscriber acquisitions increased. Sales of equipment to existing subscribers were also responsible for a portion of this increase. On a pro-forma basis including the effect of the Horizon Acquisition, cost of equipment sales for the three months ended March 31, 1997, increased 24.7% over the comparable period for 1996. General and administrative costs increased by 97.6% to $3.7 million for the three months ended March 31, 1997 from $1.9 million for the comparable period in 1996. This increase is due primarily to the Horizon Acquisition and an increase in operating costs due to company growth. On a pro-forma basis including the effect of the Horizon Acquisition, general and administrative expenses for the three months ended March 31, 1997 increased 15.2% over the comparable period for 1996.

Selling and marketing costs more than doubled to $2.3 million for the three months ended March 31, 1997 from $1.0 million the first quarter of 1996. This increase is due to the Horizon Acquisition and a higher level of new subscribers added period to period. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased to $310 for the three months ended March 31, 1997 from $365 for the comparable period in 1996 on a pro forma basis for the Horizon Acquisition. Depreciation and amortization increased to $6.7 million for the three months ended March 31, 1997 from $1.2 million for the comparable period in 1996 due to the depreciation on higher levels of fixed assets resulting from the Horizon Acquisition, purchases for system growth, and amortization of the licenses from the Horizon Acquisition. The amortization of the acquired cellular licenses and subscriber lists contributed $2.6 million to this increased amortization. For the three months ended March 31, 1997, the Company spent approximately $4.3 million in capital expenditures, primarily for new cell sites and system growth.

Interest expense increased to $7.4 million for the three months ended March 31, 1997 from $1.3 million for the comparable period in 1996. This increase was primarily a result of increased borrowings associated with the Horizon Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities have been used for additional support of capital expenditure programs and to fund acquisitions. During 1996, the Company issued senior notes and preferred stock to help fund the Horizon Acquisition.

Net cash provided by operating activities was $5.2 million for the 3 months ended March 31, 1997 compared to $3.0 million for the comparable period in 1996. The increase was primarily the result of the increase in the number of subscribers and the related growth in revenue and EBITDA.

Net cash used in investing activities was $4.9 million for the three months ended March 31, 1997 compared to $3 million for the comparable period in 1996. This activity reflects final payments for the acquisition of businesses and increased levels of purchases of property and equipment primarily for system buildout.

Net cash provided by financing activities was $2.0 million for the three months ended March 31, 1997 compared to $-0- for the comparable period in 1996. This primarily includes funds received from the Bank Credit Facility to fund capital expenditures.

The Company projects a rapid buildout of the newly acquired systems in order to improve coverage and increase usage. During 1997, the Company expects to add 40 to 50 new cell sites. The Company also plans to convert cell sites from Ericsson to Northern Telecom equipment to more efficiently serve communities of interest in and around the existing Northern Telecom systems in Youngstown and Erie and to expand the digital service footprint. In addition, the Company will continue to upgrade switches and other network equipment. Aggregate capital expenditure levels are expected to be approximately $25 to $30 million in the year ending December 31, 1997. As of March 31, 1997 the Company has 22 cell sites under construction with costs incurred to date of $2.2 million.

The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. At March 31 1997, the Company had approximately $44.9 million in additional funds available to borrow under the Bank Credit Facility. On April 9, 1997, the Company funded the acquisition of 100,000 shares of its outstanding Series A Senior Cumulative Nonvoting Preferred Stock with $10 million borrowed under the Bank Credit Facility, and the Company may wish to redeem the remaining shares during fiscal 1997.

The Company is a holding company with no direct operations and no significant assets other than the stock of Sygnet Communications, Inc., its wholly owned subsidiary. Accordingly, the Company's ability to make principal, interest and other payments to holders of the Senior Notes when due, and to meet its other obligations, is dependent upon the receipt of sufficient funds from its subsidiary. The Bank Credit Facility contains certain restrictions upon the ability of the subsidiary to distribute funds to the Company. The indenture under which the Senior Notes were issued imposes certain limits on the ability of the Company to, among others things, incur additional indebtedness.

FORWARD LOOKING STATEMENTS

The description of the Company's capital expenditure plans set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services, other technologies that may be developed; and the occurrence of other technological changes affecting the Company's business. For further information regarding these and other risk factors, see "Business" in the Company's annual report (File No. 333-10161) on Form 10K filed with the Securities and Exchange Commission.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

               3.1 Amended and restated Articles of Incorporation of Sygnet Wireless, Inc. *[3.1]

               3.2  Code of Regulations of Sygnet Wireless, Inc. *[3.2]

               4.1 Indenture dated as of September 26, 1996 between Sygnet Wireless, Inc. and Fleet National Bank, as Trustee. *[4]

            10.18a Consent, Waiver and Amendment dated March 28, 1997 between Sygnet Communications, Inc. and PNC Bank, National Association.

             10.21 Preferred Stock and Common Stock Warrant Purchase Agreement dated October 9, 1996 between the Registrant and Toronto Dominion Investments, Inc.

             10.22 Preferred Stock Sale Agreement dated April 3, 1997 among Sygnet Redemption Corp., a wholly owned subsidiary of Sygnet Wireless, Inc., and Toronto Dominion Investments, Inc., Northstar High Total Return Fund and PNC Venture Corp.

              27.1  Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

                                   SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             SYGNET WIRELESS, INC.

                             By:    /s/ CRAIG T. SHEETZ
                                   -------------------------------
                                   Craig T. Sheetz
                                   Vice President and Chief
                                    Financial Officer

                                   (as duly authorized officer and principal financial officer of the registrant)

Dated:  May 13, 1997