Form 10-Q
period 1997-06-30
SYGNET WIRELESS INC
filed 1997-08-13
CIK 879313

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    ---------------
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                        Commission File Number: 333-10161

                              Sygnet Wireless, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                    34-1689165
--------------------------------            --------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

6550-B Seville Drive, Canfield, Ohio                        44406
-------------------------------------                   ------------
(Address of principal executive offices)                  Zip Code)

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

                                 (x) Yes ( ) No

As of August 8, 1997, there were outstanding 3,010,653 shares of the registrant's Class A common stock, $.01 par value, and 6,159,977 shares of the registrant's Class B common stock, $.01 par value.

                                      INDEX

                              SYGNET WIRELESS, INC.
                                    FORM 10-Q
                           PERIOD ENDED June 30, 1997

PART I  -  FINANCIAL INFORMATION
--------------------------------

     Item 1.      Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996

                  Consolidated Statements of Operations for the Three Months Ended June 30, 1997 and June 30, 1996 and the Six Months Ended June 30, 1997 and June 30, 1996.

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1997 and June 30, 1996

                  Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  -  OTHER INFORMATION
-----------------------------

     Item 2.      Changes in Securities

     Item 6.      Exhibits and Reports on Form 8-K


                              SYGNET WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30         DECEMBER 31
                                                                                     1997               1996
                                                                               -------------------------------------
ASSETS                                                                            (UNAUDITED)          (NOTE)
Current assets:
   Cash and cash equivalents                                                   $      2,051,050  $      2,257,748
   Accounts receivable, less allowance for doubtful accounts of $973,685 at
     June 30, 1997 and $1,168,800 December 31, 1996                                  10,906,973         8,857,028
   Inventory                                                                          1,503,931         1,696,952
   Prepaid expenses                                                                     280,336           531,171
                                                                               -------------------------------------
         Total current assets                                                        14,742,290        13,342,899

Other assets:
   Cellular licenses - net                                                          249,068,851       252,271,468
   Customer lists - net                                                              21,952,085        24,535,885
   Deferred financing costs - net                                                     9,564,395        10,068,956
                                                                               -------------------------------------
         Total other assets                                                         280,585,331       286,876,309
Property, plant and equipment--net                                                   47,500,077        43,958,969
                                                                               -------------------------------------

Total assets                                                                   $    342,827,698  $    344,178,177
                                                                               =====================================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                                 $ 1,477,401   $     2,227,187
   Amount payable--Horizon acquisition                                                   -                599,442
   Deferred revenue                                                                   1,876,188         1,679,873
   Accrued expenses and other liabilities                                             3,424,020         2,282,472
   Accrued interest payable                                                           6,675,978         6,940,623
                                                                              --------------------------------------
Total current liabilities                                                            13,453,587        13,729,597
Long-term liabilities:
   Deferred liability--utility property tax                                             462,317           462,317
   Long-term debt                                                                   300,000,000       312,250,000
                                                                              --------------------------------------
Total long-term liabilities                                                         300,462,317       312,712,317
Redeemable Series A Senior Cumulative Nonvoting Preferred Stock, $.01 par,
    aggregate redemption value of $20,690,411 as of December 31, 1996, 500,000 shares authorized, 200,000 shares issued and outstanding and
    warrants as of December 31, 1996.                                                   -              19,718,028
Shareholders' equity (deficit):
   Common shares, $.01 par, Class A, 1 vote per share, 60,000,000 shares
     authorized, 3,010,653 shares issued and outstanding                                 30,107                27
   Common shares, $.01 par, Class B, 10 votes per share; 10,000,000 shares
     authorized, 6,159,977 shares issued and outstanding                                 61,599            61,679
   Additional paid-in capital                                                        47,528,770         5,812,211
   Retained deficit                                                                 (18,458,730)       (7,605,730)
   Note receivable from officer/shareholder                                            (249,952)         (249,952)
                                                                              --------------------------------------
Total shareholders' equity (deficit)                                                 28,911,794        (1,981,765)
                                                                              --------------------------------------

Total liabilities and shareholders' equity (deficit)                          $     342,827,698   $   344,178,177
                                                                              ======================================

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



                              SYGNET WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,
                                                          1997               1996                  1997              1996
                                                   --------------------------------------   -------------------------------------
Revenue:
   Subscriber revenue                              $     12,830,909   $      6,870,052      $     24,556,009  $     12,968,212
   Roamer revenue                                         6,610,335          1,514,458            11,755,838         2,759,586
   Equipment sales                                          976,125            437,961             1,920,802           742,779
   Other revenue                                            429,341            378,457               867,803           756,088
                                                   --------------------------------------   -------------------------------------
Total revenue                                            20,846,710          9,200,928            39,100,452        17,226,665

Costs and expenses:
   Cost of services                                       2,175,475          1,197,309             4,364,947         2,330,531
   Cost of equipment sales                                2,253,562          1,002,470             4,409,269         2,003,169
   General and administrative                             3,705,491          1,951,250             7,379,571         3,809,533
   Selling and marketing                                  2,446,384          1,125,578             4,789,063         2,159,795
   Depreciation and amortization                          7,020,793          1,247,158            13,757,443         2,482,516
                                                   --------------------------------------   -------------------------------------
Total costs and  expenses                                17,601,705          6,523,765            34,700,293        12,785,544
                                                   --------------------------------------   -------------------------------------

Income from operations                                    3,245,005          2,677,163             4,400,159         4,441,121

Other:
   Interest expense, net                                  7,839,711          1,329,106            15,242,123         2,632,728
   Other                                                     11,035            226,265                11,035           228,916
                                                   --------------------------------------   -------------------------------------
Net (loss) income before income taxes                    (4,605,741)         1,121,792           (10,852,999)        1,579,477
Income tax expense                                          -                  119,000               -                 119,000
                                                   ======================================   =====================================
Net (loss) income                                  $     (4,605,741)  $      1,002,792      $    (10,852,999) $      1,460,477
                                                   ======================================   =====================================


Earnings per share information (pro forma for                             (Pro forma)                              (Pro forma)
   1996):
   (Loss) income before income taxes               $     (4,605,741)  $     1,121,792       $    (10,852,999) $      1,579,477
   Income taxes                                             -                (538,460)              -                 (758,149)
   Preferred stock dividend and accretion                (1,322,683)          -                   (2,121,472)         -
                                                   --------------------------------------   -------------------------------------
   Net (loss) income applicable to common
   shareholders                                    $     (5,928,424)  $       583,332       $    (12,974,471) $        821,328
                                                   ======================================   =====================================

   Net (loss) income per share applicable to
   common shareholders                             $          (0.91)  $          0.10       $          (2.04) $           0.14
                                                   ======================================   =====================================
Common shares outstanding                                 6,533,267         6,170,630              6,352,950         6,170,630
                                                   ======================================   =====================================

                              SYGNET WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               FOR THE SIX MONTHS ENDED
                                                       JUNE 30,
                                      --------------------------------------------
                                                 1997                  1996
                                      --------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                     $       (10,852,999)  $         1,460,477
Adjustments to reconcile net
   (loss) income to net cash
   provided by operating
   activities:
     Depreciation                               7,400,810             1,732,635
     Amortization                               6,356,633               749,881
     Loss on disposal of equipment                 -                    153,151
     Changes in operating assets and
       liabilities:
         Accounts receivable                   (2,049,946)              899,145
         Inventory                                193,021               359,056
         Prepaid and deferred                     250,555                27,990
         expenses
         Accounts payable and                     588,078               221,030
          accrued expenses
         Accrued interest payable                (264,645)               58,360
                                      --------------------------------------------
Net cash provided by operating                  1,621,507             5,661,725
activities

INVESTING ACTIVITIES
Acquisitions of Horizon and Erie                 (599,442)           (1,920,190)
Purchases of property and equipment           (10,941,918)           (3,266,841)
                                      --------------------------------------------
Net cash used in investing activities         (11,541,360)           (5,187,031)

FINANCING ACTIVITIES
Dividends paid                                     -                   (261,623)
Proceeds from long-term debt                   22,000,000             2,000,000
Principal payments on long-term debt          (34,250,000)           (1,000,000)
Increase in financing costs                       (72,394)               -
Redemption of preferred stock                 (21,839,451)               -
Net proceeds from sale of common               43,875,000                -
    stock
                                      --------------------------------------------
Net cash provided by financing                  9,713,155               738,377
    activities

(Decrease) increase in cash and cash             (206,698)            1,213,071
    equivalents

Cash and cash equivalents at                    2,257,748               448,292
    beginning of period
                                      --------------------------------------------

Cash and cash equivalents at end of   $         2,051,050   $         1,661,363
    period
                                      ============================================

                              SYGNET WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION AND PRO FORMA INFORMATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the combined financial statements of SYGNET Communications, Inc. (SYGNET) and Wilcom Corporation (Wilcom) through August 31, 1996, the effective date of the merger described below, and the accounts of Sygnet Wireless, Inc. and its subsidiary (the Company) thereafter. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 333-10161) filed with the Securities and Exchange Commission.

   As described below, SYGNET and Wilcom terminated their status as Subchapter S Corporations in August 1996. A pro forma adjustment has been made to the financial statements for the three and six months ended June 30, 1996, respectively, to reflect a provision for federal, state and local income taxes as though the Subchapter S election was terminated on January 1, 1996 at an effective rate of 48%.

   Pro forma net income per share is presented as though the 6,170,630 shares issued at the date of the corporate restructuring described below were outstanding for all periods presented for 1996.

2.       RECENTLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of both primary and fully diluted earnings per share for these quarters is not expected to be material.

   In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted on January 1, 1998. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods presented is required. The impact of Statement No. 130 on the Company's financial statements is not expected to be material.

   In June 1997, the FASB also issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted on January 1, 1998. This Statement changes the way companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The impact of Statement No. 131 on the Company's financial statements is not expected to be material.

3.       MERGER AND RECAPITALIZATION

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

4.       ACQUISITIONS

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

   The pro forma unaudited condensed combined results of operations for the three and six months ended June 30, 1996, respectively, as if the Horizon Acquisition occurred on January 1, 1996, are as follows:

                                                          Three Months Ended            Six Months Ended
                                                             June 30, 1996                June 30, 1996
                                                      ---------------------------    ----------------------
            Revenue                                    $      17,354,058              $ 32,802,641
                                                      ===========================    ======================

            Net loss                                   $      (6,233,777)             $(13,913,322)
                                                      ===========================    ======================

            Pro forma net loss per share applicable
            to common shareholders                     $           (1.01)           $        (2.26)
                                                      ===========================    ======================


5.       LONG-TERM DEBT

   On September 19, 1996, the Company issued $110,000,000 11.5% unsecured
   Senior Notes due October 1, 2006 (the Notes). The Notes pay interest semiannually on April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at redemption prices (expressed as a percentage of principal amount) ranging from 105.75% in 2001 to 100.00% in 2005 and thereafter. Among other things, the Notes contain certain covenants which limit additional indebtedness, payment of dividends, sale of assets or stock, changes in control and transactions with related parties. The proceeds from the Notes were used to repay amounts borrowed under a $75 million bank credit agreement and to finance the Horizon Acquisition described in Note 4.

   On October 9, 1996, Sygnet Communications, Inc.(Sygnet), a wholly-owned subsidiary of the Company, entered into a new financing agreement (the Bank Credit Facility) with a commercial bank group. The Bank Credit Facility is a senior secured reducing revolver that provides Sygnet the ability to borrow up to $300 million through June 30, 1999. Mandatory reductions in the revolver occur quarterly thereafter through June 30, 2005, when the Bank Credit Facility terminates. The Bank Credit Facility is secured by certain assets and the stock of Sygnet. The Bank Credit Facility provides for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate or the prime rate. Interest payments will be made quarterly. As of June 30, 1997, $190 million was outstanding under the Bank Credit Facility.

6.       REDEEMABLE PREFERRED STOCK

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

   On April 3, 1997, 100,000 shares of Preferred Stock were redeemed by the Company at a cost of $10,000,000 which was funded by the Bank Credit Facility. On June 20, 1997, the remaining 118,394.51 shares of Preferred Stock were redeemed by the Company at a cost of $11,839,451. This redemption was funded by the Common Stock Sale described in Note 7.

7.       SHAREHOLDERS EQUITY

   On June 20, 1997, the Company issued and sold 3,000,000 shares of Class A Common Stock, $.01 par value, to Boston Ventures Limited Partnership V (Boston Ventures) at a price of $15 per share (Common Stock Sale). The proceeds of $43.9 million, net of issuance fees, were used to redeem the remaining outstanding Preferred Stock as described in Note 5, and to reduce amounts outstanding under the Bank Credit Facility. As a condition of the Common Stock Sale, Boston Ventures will have two representatives on the Company's eleven member board of directors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report. References to pro forma information give effect to the Horizon Acquisition as if it occurred on January 1, 1996. As a result of the Horizon Acquisition, the Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded, however, the percentage changes are based on the actual financial statement numbers.

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996.

For the three months ended June 30, 1997, the Company posted total revenue of $20.8 million, which was more than double the total revenue of $9.2 million for the comparable period in 1996. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) also more than doubled to $10.3 million (49.3% of total revenue) for the three months ended June 30, 1997 from $3.9 million (42.7%. of total revenue) during the comparable period in 1996. The growth in revenue and EBITDA was the result of the Horizon Acquisition and continued growth of the subscriber base. Increased interest expense, depreciation, and amortization charges related to the Horizon Acquisition more than offset the increased revenue and EBITDA to produce a net loss of $4.6 million for the three months ended June 30, 1997, a decrease from net income of $1.0 million for the comparable period in 1996.

Subscriber revenue grew by 86.8 % to $12.8 million for the three months ended June 30, 1997 compared to $6.9 million for the comparable period in 1996 mainly as a result of the Horizon Acquisition and continued subscriber growth in the Company's markets. Subscriber revenue, on a pro forma basis including the effects of the Horizon Acquisition, grew by 20.2% for the three months ended June 30, 1997 over the comparable period in 1996 due to growth in the subscriber base, despite a decline in average revenue per subscriber. The Company's subscribers more than doubled to 121,414 at June 30, 1997 from 50,797 at June 30, 1996 due mainly to the Horizon Acquisition as well as internal growth. Including the pro forma effect of the Horizon Acquisition, the subscriber base increased by 36.2% on June 30, 1997 from the June 30, 1996 level due to internal growth. On a per subscriber pro forma basis, including the effect of the Horizon Acquisition, average monthly revenue declined by 10.9% to $55.06 during the three months ended June 30, 1997 from $61.81 in the comparable 1996 quarter. This was due to competitive market pressures, lower customer usage, and the changing mix of subscribers reflecting increasing levels of safety and security subscribers, who typically purchase less expensive rate plans that include limited free minutes of use.

Roamer revenue more than tripled to $6.6 million during the three months ended June 30, 1997 compared to $1.5 million in the comparable period in 1996. This increase was mainly a result of the Horizon Acquisition as well as increased roaming traffic throughout all of the Company's systems. Including the pro-forma effects of the Horizon Acquisition, roamer revenue grew by 23.5% for the three months ended June 30, 1997 over the comparable period in 1996 due mainly to a greater volume of roaming traffic despite a reduction in roaming revenue per minute. Including the results of the Horizon Acquisition, the roaming revenue per minute for the three months ended June 30, 1997 decreased to $0.59 from $0.67 for the comparable period in 1996. This was mainly a result of reduced roaming rates in the newly acquired markets.

Equipment sales more than doubled to $1.0 million for the three months ended June 30, 1997 compared to $0.4 million for the comparable period in 1996. This increase was due mainly to the Horizon Acquisition, and an increased number of telephones and accessories distributed as new subscriber acquisitions increased, as well as from additional sales of equipment to existing customers. Other revenue increased to $0.43 million for the three months ended June 30, 1997 from $0.38 million for the comparable period in 1996 due mainly to the Horizon Acquisition.

Cost of services increased 81.7% to $2.2 million for the three months ended June 30, 1997 from $1.2 million for the comparable period in 1996. This increase was due mainly to the Horizon Acquisition. On a pro forma basis including the Horizon Acquisition, cost of services for the three months ended June 30, 1997 decreased by 4.5% from the comparable period in 1996 due mainly to lower rates for interconnection and long distance charges which largely offset the higher volume associated with increased traffic levels.

Cost of equipment sales more than doubled to $2.3 million for the three months ended June 30, 1997 from $1.0 million in the comparable 1996 period. This increase was due mainly to the Horizon Acquisition and to an increased number of telephones and accessories distributed as new subscriber acquisitions increased. Sales of equipment to existing subscribers were also responsible for a portion of this increase. On a pro-forma basis including the effect of the Horizon Acquisition, cost of equipment sales for the three months ended June 30, 1997 increased 31.2% over the comparable period for 1996.

General and administrative costs increased by 89.9% to $3.7 million for the three months ended June 30, 1997 from $2.0 million for the comparable period in 1996. This increase is due primarily to the Horizon Acquisition and an increase in operating costs due to internal growth. On a pro forma basis including the effect of the Horizon Acquisition, general and administrative expenses for the three months ended June 30, 1997 increased 8.8% over the comparable period for 1996 due mainly to an increase in operating costs due to internal growth.

Selling and marketing costs more than doubled to $2.4 million for the three months ended June 30, 1997 from $1.1 million in the second quarter of 1996. This increase is due to the Horizon Acquisition and a higher level of new subscribers added period to period. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased to $316 for the three months ended June 30, 1997 from $344 for the comparable period in 1996 on a pro forma basis including the effect of the Horizon Acquisition.

Depreciation and amortization increased to $7.0 million for the three months ended June 30, 1997 from $1.2 million for the comparable period in 1996 due to depreciation on higher levels of fixed assets resulting from the Horizon Acquisition and purchases for system growth, and amortization of the licenses from the Horizon Acquisition. The amortization of the acquired cellular licenses and subscriber lists contributed $2.6 million to this increased amortization. For the three months ended June 30, 1997, the Company spent approximately $6.6 million in capital expenditures, primarily for new cell sites, cell site conversions, and system growth.

Interest expense increased to $7.8 million for the three months ended June 30, 1997 from $1.3 million for the comparable period in 1996. This increase was primarily a result of increased borrowings associated with the Horizon Acquisition.

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996.

For the six months ended June 30, 1997, the Company posted total revenue of $39.1 million, which was more than double the total revenue of $17.2 million for the comparable period in 1996. EBITDA also more than doubled to $18.2 million (46.4% of total revenue) for the six months ended June 30, 1997 from $6.9 million (40.2%. of total revenue) during the comparable period in 1996. The growth in revenue and EBITDA was the result of the Horizon Acquisition and continued growth of the subscriber base. Increased interest expense, depreciation, and amortization charges related to the Horizon Acquisition more than offset the increased revenue and EBITDA to produce a net loss of $10.9 million for the six months ended June 30, 1997, a decrease from net income of $1.5 million for the comparable period in 1996.

Subscriber revenue grew by 89.4% to $24.6 million for the six months ended June 30, 1997 compared to $13.0 million for the comparable period in 1996 mainly as a result of the Horizon Acquisition and continued subscriber growth in the Company's markets. Subscriber revenue, on a pro forma basis including the effects of the Horizon Acquisition, grew by 20.8% for the six months ended June 30, 1997 over the comparable period in 1996 due to growth in the subscriber base, despite a decline in average revenue per subscriber. The Company's subscribers more than doubled to 121,414 at June 30, 1997 from 50,797 at June 30, 1996 due mainly to the Horizon Acquisition as well as internal growth. Including the pro forma effect of the Horizon Acquisition, the subscriber base increased by 36.2% on June 30, 1997 from the June 30, 1996 level due to internal growth. On a per subscriber pro forma basis, including the effect of the Horizon Acquisition, average monthly revenue declined by 12.0% to $53.09 during the six months ended June 30, 1997 from $60.27 in the comparable 1996 period. This was due to competitive market pressures, lower customer usage, and the changing mix of subscribers reflecting increasing levels of safety and security subscribers, who typically purchase less expensive rate plans that include limited free minutes of use.

Roamer revenue more than tripled to $11.8 million during the six months ended June 30, 1997 compared to $2.8 million in the comparable period in 1996. This increase was mainly a result of the Horizon Acquisition as well as increased roaming traffic throughout all of the company's systems. Including the pro-forma effects of the Horizon Acquisition, roamer revenue grew by 18.6% for the six months ended June 30, 1997 over the comparable period in 1996 due mainly to a greater volume of roaming traffic. Including the results of the Horizon Acquisition, the roaming revenue per minute for the six months ended June 30, 1997 decreased to $0.59 from $0.66 for the comparable period in 1996. This was mainly a result of reduced roaming rates in the newly acquired markets.

Equipment sales almost tripled to $1.9 million for the six months ended June 30, 1997 compared to $0.7 million for the comparable period in 1996. This increase was due mainly to the Horizon Acquisition, and an increased number of telephones and accessories distributed as new subscriber acquisitions increased, as well as from additional sales of equipment to existing customers. Other revenue increased to $0.9 million for the six months ended June 30, 1997 from $0.8 million for the comparable period in 1996 due mainly to the Horizon Acquisition.

Cost of services increased 87.3% to $4.4 million for the six months ended June 30, 1997 from $2.3 million for the comparable period in 1996. This increase was due mainly to the Horizon Acquisition. On a pro forma basis including the effect of the Horizon Acquisition, cost of services for the six months ended June 30, 1997 remained flat from the comparable period in 1996 due mainly to lower rates for interconnection and long distance charges which largely offset the higher volume associated with increased traffic levels.

Cost of equipment sales more than doubled to $4.4 million for the six months ended June 30, 1997 from $2.0 million in the comparable 1996 period. This increase was due mainly to the Horizon Acquisition and to an increased number of telephones and accessories distributed as new subscriber acquisitions increased. Sales of equipment to existing subscribers were also responsible for a portion of this increase. On a pro forma basis including the effect of the Horizon Acquisition, cost of equipment sales for the six months ended June 30, 1997 increased 28.0% over the comparable period for 1996.

General and administrative costs increased by 93.7% to $7.4 million for the six months ended June, 1997 from $3.8 million for the comparable period in 1996. This increase is due primarily to the Horizon Acquisition and an increase in operating costs due to company growth. On a pro forma basis including the effect of the Horizon Acquisition, general and administrative expenses for the six months ended June 30, 1997 increased 11.9% over the comparable period for 1996 due mainly to an increase in operating costs due to internal growth.

Selling and marketing costs more than doubled to $4.8 million for the six months ended June 30, 1997 from $2.2 million for the second quarter of 1996. This increase is due to the Horizon Acquisition and a higher level of new subscribers added period to period. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased to $313 for the six months ended June 30, 1997 from $352 for the comparable period in 1996 on a pro forma basis for the Horizon Acquisition.

Depreciation and amortization increased to $13.8 million for the six months ended June 30, 1997 from $2.5 million for the comparable period in 1996 due to depreciation on higher levels of fixed assets resulting from the Horizon Acquisition and purchases for system growth, and amortization of the licenses from the Horizon Acquisition. The amortization of the acquired cellular licenses and subscriber lists contributed $5.1 million to this increased amortization. For the six months ended June 30, 1997, the Company spent approximately $10.9 million in capital expenditures, primarily for new cell sites, cell site conversions, and system growth. As of June 30, 1997, the Company had completed 24 new cell sites during 1997 bringing the total cell sites in service to 141.

Interest expense increased to $15.2 million for the six months ended June 30, 1997 from $2.6 million for the comparable period in 1996. This increase was primarily a result of increased borrowings associated with the Horizon Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities have been used for additional support of capital expenditure programs and to fund acquisitions. During 1996, the Company issued Senior Notes and Preferred Stock to fund the Horizon Acquisition. During 1997, the Company issued additional Common Stock and redeemed the outstanding Preferred Stock. See Note 6 and 7, Notes to Consolidated Financial Statements (Unaudited).

Net cash provided by operating activities was $1.6 million for the six months ended June 30, 1997 compared to $5.7 million for the comparable period in 1996. The decrease was primarily the result of the increase in interest expense, which more than offset the increase in the number of subscribers that occurred due to growth in revenue and EBITDA.

Net cash used in investing activities was $11.5 million for the six months ended June 30, 1997 compared to $5.2 million for the comparable period in 1996. This increase reflects final payments for the acquisition of businesses and increased levels of purchases of property and equipment primarily for system buildout.

Net cash provided by financing activities was $9.7 million for the six months ended June 30, 1997 compared to $0.7 million for the comparable period in 1996. This includes $45 million in gross proceeds from the Common Stock Sale, and $22 million in proceeds from the Bank Credit Facility, which were partially used primarily to retire the Preferred Stock, reduce bank debt, and fund capital expenditures.

The Company's plans include a rapid buildout of the newly acquired systems in order to improve coverage and increase usage. During the remainder of 1997, the Company expects to complete 15 to 20 new cell sites in addition to the 24 completed to date. The Company continues to convert cell sites from Ericsson to Northern Telecom equipment to more efficiently serve communities of interest in and around the existing Northern Telecom systems in Youngstown and Erie and to expand the digital service footprint, in addition to upgrading switches and other network equipment. Aggregate capital expenditure levels are expected to be approximately $25 to $30 million for the year ending December 31, 1997. The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. At June 30 1997, the Company had approximately $90.1 million in additional funds available to borrow under the Bank Credit Facility.

On June 3, 1997, the Federal Communications Commission granted the application of Pinellas Communications for a license to operate a permanent cellular telephone system in the PA-2 Rural Service Area (PA-2). As a part of the Horizon Acquisition, the Company acquired interim operating authority for PA-2. The Company does not believe that the loss of PA-2 would have a material adverse effect upon the Company's result of operations, financial position or cash flows.

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

FORWARD LOOKING STATEMENTS

The description of the Company's capital expenditure plans set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services, other technologies that may be developed; and the occurrence of other technological changes affecting the Company's business. In addition, the agreement under which the Company issued Common Stock in June 1997 imposes certain limits on the ability of the Company to, among other things, incur additional indebtedness, issue additional capital stock or engage in certain types of transactions. For further information regarding these and other risk factors, see "Business" in the Company's annual report, on Form 10K for the fiscal year ended December 31, 1996 (File No. 333-10161) filed with the Securities and Exchange Commission. The Company disclaims any duty to release publicly any updates or revisions to these forward looking statements.

PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities

          On June 20, 1997, the Company issued and sold 3,000,000 shares of its Class A Common Stock, $.01 par value, to Boston Ventures Limited Partnership V at a price of $15 per share. The sale was to an accredited investor and was exempt from the registration requirements of the Securities Act of 1933 under Rule 506 of Regulation D.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

                3.1 Amended and restated Articles of Incorporation of Sygnet Wireless, Inc. *[3.1]

                3.2    Code of Regulations of Sygnet Wireless, Inc. *[3.2]

                4.1 Indenture dated as of September 26, 1996 between Sygnet Wireless, Inc. and Fleet National Bank, as Trustee. *[4]

              10.23 Investment Agreement dated as of June 20, 1997 between Sygnet Wireless, Inc. and Boston Ventures Limited Partnership V.

              10.24 Registration Rights Agreement dated as of June 20, 1997 among Sygnet Wireless, Inc., Boston Ventures Limited Partnership V, J.D. Williamson, II and Warren P. Williamson, III.

              10.25 Stockholders Agreement dated as of June 20, 1997 among Sygnet Wireless, Inc., Boston Ventures Limited Partnership V, J.D. Williamson, II and
                       Warren P. Williamson, III.

               27.1    Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997

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

                                          SYGNET WIRELESS, INC.

                                          By:      /s/ CRAIG T. SHEETZ
                                                   ---------------------------
                                                   Craig T. Sheetz
                                                   Vice President and Chief
                                                       Financial Officer

                                                   (as duly authorized officer
                                                   and principal financial
                                                   officer of the registrant)

Dated:       August 11, 1997