Form 10-Q
period 1997-09-30
SYGNET WIRELESS INC
filed 1997-11-06
CIK 879313

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from________________to_________________

                        Commission File Number: 333-10161

                              Sygnet Wireless, Inc.
             (Exact name of registrant as specified in its charter)

               Ohio                                            34-1689165
 -------------------------------                            ----------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  6550-B Seville Drive, Canfield, Ohio                            44406
 ----------------------------------------                       ----------
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

                                 (x) Yes ( ) No

As of October 20, 1997, there were outstanding 4,010,653 shares of the registrant's Class A common stock, $.01 par value, and 5,159,977 shares of the registrant's Class B common stock, $.01 par value.

                                      INDEX

                              SYGNET WIRELESS, INC.
                                    FORM 10-Q
                         PERIOD ENDED SEPTEMBER 30, 1997


PART I  -  FINANCIAL INFORMATION
--------------------------------

     Item 1.      Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996

                  Consolidated Statements of Operations for the Three Months
                  Ended September 30, 1997 and September 30, 1996 and the Nine
                  Months Ended September 30, 1997 and September 30, 1996.

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
                  1997 and September 30, 1996

                  Notes to Consolidated Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations

PART II  -  OTHER INFORMATION
-----------------------------

     Item 6.      Exhibits and Reports on Form 8-K

                                                 SYGNET WIRELESS, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                                                 SEPTEMBER 30       DECEMBER 31
                                                                                     1997               1996
                                                                               -------------------------------------
ASSETS                                                                            (UNAUDITED)          (NOTE)
Current assets:
   Cash and cash equivalents                                                   $      1,802,402  $      2,257,748
   Accounts receivable, less allowance for doubtful accounts of $826,444 at
     September 30, 1997 and $1,168,800 December 31, 1996                             11,126,204         8,857,028
   Inventory                                                                          1,283,876         1,696,952
   Prepaid expenses                                                                     352,435           531,171
                                                                               -------------------------------------
         Total current assets                                                        14,564,917        13,342,899

Other assets:
   Cellular licenses - net                                                          247,467,543       252,271,468
   Customer lists - net                                                              20,667,086        24,535,885
   Deferred financing costs - net                                                     9,268,939        10,068,956
                                                                               -------------------------------------
         Total other assets                                                         277,403,568       286,876,309
Property, plant and equipment--net                                                   49,316,893        43,958,969
                                                                               -------------------------------------
Total assets                                                                   $    341,285,378  $    344,178,177
                                                                               =====================================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                            $      1,806,918  $      2,227,187
   Amount payable--Horizon acquisition                                                   -                599,442
   Deferred revenue                                                                   1,927,521         1,679,873
   Accrued expenses and other liabilities                                             3,187,865         2,282,472
   Accrued interest payable                                                           7,923,336         6,940,623
                                                                              --------------------------------------
Total current liabilities                                                            14,845,640        13,729,597
Long-term liabilities:
   Deferred liability--utility property tax                                             462,317           462,317
   Long-term debt                                                                   300,500,000       312,250,000
                                                                              --------------------------------------
Total long-term liabilities                                                         300,962,317       312,712,317
Redeemable Series A Senior Cumulative Nonvoting Preferred Stock, $.01 par,
    aggregate redemption value of $20,690,411 as of December 31, 1996, 500,000 shares authorized, 200,000 shares issued and outstanding and
    warrants as of December 31, 1996.                                                    -             19,718,028
Shareholders' equity (deficit):
   Common shares, $.01 par, Class A, 1 vote per share, 60,000,000 shares authorized, 4,010,653 shares issued and outstanding as of September 30,
     1997, 2,653 shares issued and outstanding as of December 31, 1996.                  40,107                27
   Common shares, $.01 par, Class B, 10 votes per share; 10,000,000 shares authorized, 5,159,977 shares issued and outstanding as of September 30,
     1997, 6,167,977 shares issued and outstanding as of December 31, 1996.              51,599            61,679
   Additional paid-in capital                                                        47,292,498         5,812,211
   Retained deficit                                                                 (21,656,831)       (7,605,730)
   Note receivable from officer/shareholder                                            (249,952)         (249,952)
                                                                              --------------------------------------
Total shareholders' equity (deficit)                                                 25,477,421        (1,981,765)
                                                                              --------------------------------------
Total liabilities and shareholders' equity (deficit)                          $     341,285,378   $   344,178,177
                                                                              ======================================

Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                                 SYGNET WIRELESS, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                                          1997               1996                  1997              1996
                                                   --------------------------------------   -------------------------------------

Revenue:
   Subscriber revenue                              $     13,975,115   $      7,056,509      $     38,531,124  $     20,024,721
   Roamer revenue                                         8,112,424          1,775,046            19,868,262         4,534,632
   Equipment sales                                        1,129,792            551,157             3,050,594         1,293,936
   Other revenue                                            439,900            382,153             1,307,703         1,138,241
                                                   --------------------------------------   -------------------------------------
Total revenue                                            23,657,231          9,764,865            62,757,683        26,991,530

Costs and expenses:
   Cost of services                                       2,810,101          1,134,099             7,175,048         3,464,630
   Cost of equipment sales                                2,396,778          1,172,042             6,806,047         3,175,211
   General and administrative                             4,286,956          2,052,325            11,666,527         5,861,858
   Selling and marketing                                  2,676,800          1,158,194             7,465,863         3,317,989
   Depreciation and amortization                          7,385,487          1,321,815            21,142,930         3,804,331
                                                   --------------------------------------   -------------------------------------
Total costs and  expenses                                19,556,122          6,838,475            54,256,415        19,624,019
                                                   --------------------------------------   -------------------------------------

Income from operations                                    4,101,109          2,926,390             8,501,268         7,367,511

Other:
   Interest expense, net                                  7,316,422          1,260,045            22,558,545         3,892,773
   Other                                                    (17,209)            60,338                (6,174)          294,944
                                                   --------------------------------------   -------------------------------------
Net (loss) income before income taxes                    (3,198,104)         1,606,007           (14,051,103)        3,179,794
Income tax expense                                          -                  992,000                 -             1,102,000
                                                   --------------------------------------   -------------------------------------
Net (loss) income                                  $     (3,198,104)  $        614,007      $    (14,051,103) $      2,077,794
                                                   ======================================   =====================================


Earnings per share information (pro forma for                             (Pro forma)                              (Pro forma)
   1996):
   (Loss) income before income taxes               $     (3,198,104)  $     1,606,007       $    (14,051,103) $      3,179,794
   Income taxes                                             -                (723,000)              -               (1,431,000)
   Preferred stock dividend and accretion                                     -                   (2,121,472)         -
                                                   --------------------------------------   -------------------------------------
   Net (loss) income applicable to common
   shareholders                                    $     (3,198,104)  $       883,007       $    (16,172,575) $      1,748,794
                                                   ======================================   =====================================

   Net (loss) income per share applicable to
   common shareholders                             $           (.35)  $          0.14       $          (2.21) $           0.28
                                                   ======================================   =====================================
Weighted average common shares outstanding                9,170,630         6,170,630              7,302,498         6,170,630
                                                   ======================================   =====================================

                                               SYGNET WIRELESS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                         --------------------------------------------
                                                                 1997                  1996
                                                         --------------------------------------------

OPERATING ACTIVITIES
Net (loss) income                                        $       (14,051,101)  $         2,077,794
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                 11,614,565             2,679,509
     Amortization                                                  9,528,365             1,124,822
     Deferred income taxes                                            -                    782,900
     (Gain) loss on disposal of equipment                            (14,361)              176,841
     Changes in operating assets and liabilities:
         Accounts receivable                                      (2,269,177)              573,652
         Inventory                                                   413,076               192,607
         Prepaid and deferred expenses                               188,487                76,210
         Accounts payable and accrued expenses                       732,773               (90,001)
         Accrued interest payable                                    982,713              (457,961)
                                                         --------------------------------------------
Net cash provided by operating activities                          7,125,340             7,136,373

INVESTING ACTIVITIES
Cash to be used for acquisition of business                           -                (35,200,000)
Acquisitions of Horizon and Erie                                    (599,442)           (1,920,190)
Purchases of property and equipment                              (16,979,123)           (5,550,485)
Proceeds from sale of equipment                                       20,995                -
                                                         --------------------------------------------
Net cash used in investing activities                            (17,557,570)          (42,670,675)

FINANCING ACTIVITIES
Dividends paid                                                        -                   (261,623)
Proceeds from long-term debt                                      23,500,000           114,000,000
Principal payments on long-term debt                             (35,250,000)          (72,500,000)
Increase in financing costs                                         (308,666)           (4,469,615)
Redemption of preferred stock                                    (21,839,451)               -
Net proceeds from issuance of common stock                        43,875,000                -
                                                         --------------------------------------------
Net cash provided by financing activities                          9,976,883            36,768,762

(Decrease) increase in cash and cash equivalents                    (455,346)            1,234,460

Cash and cash equivalents at beginning of period                   2,257,748               448,292
                                                         --------------------------------------------

Cash and cash equivalents at end of period               $         1,802,402   $         1,682,752
                                                         ============================================



                              SYGNET WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION AND PRO FORMA INFORMATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements include the combined financial statements of SYGNET Communications, Inc. (SYGNET) and Wilcom Corporation (Wilcom) through August 31, 1996, the effective date of the merger described below, and the accounts of Sygnet Wireless, Inc. and its subsidiary (the Company) thereafter. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 333-10161) filed with the Securities and Exchange Commission.

   As described below, SYGNET and Wilcom terminated their status as Subchapter S Corporations in August 1996. A pro forma adjustment has been made to the financial statements for the three and nine months ended September 30, 1996, respectively, to reflect a provision for federal, state and local income taxes as though the Subchapter S election was terminated on January 1, 1996 at an effective rate of 48%.

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

   The pro forma unaudited condensed combined results of operations for the three and nine months ended September 30, 1996, respectively, as if the Horizon Acquisition occurred on January 1, 1996, are as follows:

                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1996            SEPTEMBER 30, 1996
                                                      ---------------------------    -------------------------

            Revenue                                    $      19,243,000              $    52,046,000
                                                      ===========================    =========================

            Net loss                                   $      (1,511,000)             $    (9,771,000)
                                                      ===========================    =========================

            Pro forma net loss per share applicable
            to common shareholders                     $           (.50)              $         (2.30)
                                                      ===========================    =========================


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

   On October 9, 1996, Sygnet Communications, Inc.(Sygnet), a wholly-owned subsidiary of the Company, entered into a new financing agreement (the Bank Credit Facility) with a commercial bank group. The Bank Credit Facility is a senior secured reducing revolver that provides Sygnet the ability to borrow up to $300 million through June 30, 1999. Mandatory reductions in the revolver occur quarterly thereafter through June 30, 2005, when the Bank Credit Facility terminates. The Bank Credit Facility is secured by certain assets and the stock of Sygnet. The Bank Credit Facility provides for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate or the prime rate with interest payments made quarterly. As of September 30, 1997, $190.5 million was outstanding under the Bank Credit Facility.

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

7.       SHAREHOLDERS EQUITY

   On June 20, 1997, the Company issued and sold 3,000,000 shares of Class A Common Stock, $.01 par value, to Boston Ventures Limited Partnership V (Boston Ventures) at a price of $15 per share (Common Stock Sale). The proceeds of $43.9 million, net of issuance fees, were used to redeem the remaining outstanding Preferred Stock as described in Note 6, and to reduce amounts outstanding under the Bank Credit Facility. As a condition of the Common Stock Sale, Boston Ventures will have two representatives on the Company's eleven member board of directors.

   In August 1997, Boston Ventures purchased 1,000,000 shares of Class B Common Stock from shareholders pursuant to a tender offer which, upon purchase, became Class A Common Stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto appearing elsewhere in this report. References to pro forma information give effect to the Horizon Acquisition as if it occurred on January 1, 1996. As a result of the Horizon Acquisition, the Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statement numbers.

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

For the three months ended September 30, 1997, the Company posted total revenue of $23.7 million, which was more than double the total revenue of $9.8 million for the comparable period in 1996. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) also more than doubled to $11.5 million (48.6% of total revenue) for the three months ended September 30, 1997 from $4.2 million (43.5%. of total revenue) during the comparable period in 1996. The growth in revenue and EBITDA was the result of the Horizon Acquisition and continued growth of the subscriber base. Increased interest expense, depreciation, and amortization charges related to the Horizon Acquisition more than offset the increased revenue and EBITDA to produce a net loss of $3.2 million for the three months ended September 30, 1997, a decrease from net income of $0.6 million for the comparable period in 1996.

Subscriber revenue grew by 98% to $14.0 million for the three months ended September 30, 1997 compared to $7.1 million for the comparable period in 1996 mainly as a result of the Horizon Acquisition and continued subscriber growth in the Company's markets. Subscriber revenue, on a pro forma basis including the effects of the Horizon Acquisition, grew by 25.9% for the three months ended September 30, 1997 over the comparable period in 1996 due to growth in the subscriber base, despite a decline in average revenue per subscriber. The Company's subscribers more than doubled to 130,146 at September 30, 1997 from 54,245 at September 30, 1996 due mainly to the Horizon Acquisition as well as internal growth. Including the pro forma effect of the Horizon Acquisition, the subscriber base increased by 36% on September 30, 1997 from the September 30, 1996 level due to internal growth. On a per subscriber pro forma basis, including the effect of the Horizon Acquisition, average monthly revenue declined by 8.2% to $58.54 during the three months ended September 30, 1997 from $63.74 in the comparable 1996 quarter. This was due to competitive market pressures, increased promotional activity, lower customer usage, and the changing mix of subscribers reflecting increasing levels of safety and security subscribers, who typically purchase less expensive rate plans that include limited free minutes of use.

Roamer revenue more than tripled to $8.1 million during the three months ended September 30, 1997 compared to $1.8 million in the comparable period in 1996. This increase was mainly a result of the Horizon Acquisition as well as increased roaming traffic throughout all of the Company's systems. Including the pro-forma effects of the Horizon Acquisition, roamer revenue grew by 23.5% for the three months ended September 30, 1997 over the comparable period in 1996 due mainly to a greater volume of roaming traffic despite a reduction in roaming revenue per minute. Including the results of the Horizon Acquisition, the roaming revenue per minute for the three months ended September 30, 1997 decreased to $0.60 from $0.65 for the comparable period in 1996. This was mainly a result of reduced roaming rates in the newly acquired markets.

Equipment sales almost doubled to $1.1 million for the three months ended September 30, 1997 compared to $0.6 million for the comparable period in 1996. This increase was due mainly to the Horizon Acquisition, and an increased number of telephones and accessories distributed as new subscriber acquisitions increased, as well as from additional sales of equipment to existing customers. Other revenue increased to $0.44 million for the three months ended September 30, 1997 from $0.38 million for the comparable period in 1996 due mainly to the Horizon Acquisition.

Cost of services more than doubled to $2.8 million for the three months ended September 30, 1997 from $1.1 million for the comparable period in 1996 due mainly to the Horizon Acquisition. On a pro forma basis including the Horizon Acquisition, cost of services for the three months ended September 30, 1997 increased by 23.5% from the comparable period in 1996. This was due mainly to an increase in operating costs as a result of internal growth.

Cost of equipment sales more than doubled to $2.4 million for the three months ended September 30, 1997 from $1.2 million in the comparable 1996 period. This increase was due mainly to the Horizon Acquisition and to an increased number of telephones and accessories distributed as new subscriber acquisitions increased. Sales of equipment to existing subscribers were also responsible for a portion of this increase. On a pro-forma basis including the effect of the Horizon Acquisition, cost of equipment sales for the three months ended September 30, 1997 increased 20.6% over the comparable period for 1996.

General and administrative costs more than doubled to $4.3 million for the three months ended September 30, 1997 from $2.0 million for the comparable period in 1996. This increase is due primarily to the Horizon Acquisition and an increase in operating costs due to internal growth. On a pro forma basis including the effect of the Horizon Acquisition, general and administrative expenses for the three months ended September 30, 1997 increased 25.1% over the comparable period for 1996 due mainly to an increase in operating costs due to internal growth.

Selling and marketing costs more than doubled to $2.7 million for the three months ended September 30, 1997 from $1.2 million in the comparable period in 1996. This increase is due to the Horizon Acquisition and a higher level of new subscribers added period to period. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased to $293 for the three months ended September 30, 1997 from $338 for the comparable period in 1996 on a pro forma basis including the effect of the Horizon Acquisition.

Depreciation and amortization increased to $7.4 million for the three months ended September 30, 1997 from $1.3 million for the comparable period in 1996 due to depreciation on higher levels of fixed assets resulting from the Horizon Acquisition and purchases for system growth, and amortization of the licenses from the Horizon Acquisition. The amortization of the acquired cellular licenses and subscriber lists contributed $2.6 million to this increased amortization. For the three months ended September 30, 1997, the Company spent $6.0 million in capital expenditures, primarily for new cell sites, cell site conversions, and system growth.

Interest expense increased to $7.3 million for the three months ended September 30, 1997 from $1.3 million for the comparable period in 1996. This increase was primarily a result of increased borrowings associated with the Horizon Acquisition.

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

For the nine months ended September 30, 1997, the Company posted total revenue of $62.8 million, which was more than double the total revenue of $27.0 million for the comparable period in 1996. EBITDA also more than doubled to $23.2 million (44.6% of total revenue) for the nine months ended September 30, 1997 from $11.2 million (41.4%. of total revenue) during the comparable period in 1996. The growth in revenue and EBITDA was the result of the Horizon Acquisition and continued growth of the subscriber base. Increased interest expense, depreciation, and amortization charges related to the Horizon Acquisition more than offset the increased revenue and EBITDA to produce a net loss of $14.0 million for the nine months ended September 30, 1997, a decrease from net income of $2.1 million for the comparable period in 1996.

Subscriber revenue grew by 92.4% to $38.5 million for the nine months ended September 30, 1997 compared to $20.0 million for the comparable period in 1996 mainly as a result of the Horizon Acquisition and continued subscriber growth in the Company's markets. Subscriber revenue, on a pro forma basis including the effects of the Horizon Acquisition, grew by 22.6% for the nine months ended September 30, 1997 over the comparable period in 1996 due to growth in the subscriber base, despite a decline in average revenue per subscriber. The Company's subscribers more than doubled to 130,146 at September 30, 1997 from 54,245 at September 30, 1996 due mainly to the Horizon Acquisition as well as internal growth. Including the pro forma effect of the Horizon Acquisition, the subscriber base increased by 36.1% on September 30, 1997 from the September 30, 1996 level due to internal growth. On a per subscriber pro forma basis, including the effect of the Horizon Acquisition, average monthly revenue declined by 10.5% to $55.03 during the nine months ended September 30, 1997 from $61.50 in the comparable 1996 period. This was due to competitive market pressures, increased promotional activity, lower customer usage, and the changing mix of subscribers reflecting increasing levels of safety and security subscribers, who typically purchase less expensive rate plans that include limited free minutes of use.

Roamer revenue more than tripled to $19.9 million during the nine months ended September 30, 1997 compared to $4.5 million in the comparable period in 1996. This increase was mainly a result of the Horizon Acquisition as well as increased roaming traffic throughout all of the Company's systems. Including the pro-forma effects of the Horizon Acquisition, roamer revenue grew by 20.6% for the nine months ended September 30, 1997 over the comparable period in 1996 due mainly to a greater volume of roaming traffic. Including the results of the Horizon Acquisition, the roaming revenue per minute for the nine months ended September 30, 1997 decreased to $0.59 from $0.65 for the comparable period in 1996. This was mainly a result of reduced roaming rates in the newly acquired markets.

Equipment sales more than doubled to $3.0 million for the nine months ended September 30, 1997 compared to $1.3 million for the comparable period in 1996. This increase was due mainly to the Horizon Acquisition, and an increased number of telephones and accessories distributed as new subscriber acquisitions increased, as well as from additional sales of equipment to existing customers. Other revenue increased to $1.3 million for the nine months ended September 30, 1997 from $1.1 million for the comparable period in 1996 due mainly to the Horizon Acquisition.

Cost of services more than doubled to $7.2 million for the nine months ended September 30, 1997 from $3.5 million for the comparable period in 1996 due mainly to the Horizon Acquisition. On a pro forma basis including the effect of the Horizon Acquisition, cost of services for the nine months ended September 30, 1997 increased by 8.0% from the comparable period in 1996. This is mainly due to an increase in operating costs due to internal growth partially offset by lower rates for interconnection and long distance charges.

Cost of equipment sales more than doubled to $6.8 million for the nine months ended September 30, 1997 from $3.2 million in the comparable 1996 period. This increase was due mainly to the Horizon Acquisition and to an increased number of telephones and accessories distributed as new subscriber acquisitions increased. Sales of equipment to existing subscribers were also responsible for a portion of this increase. On a pro forma basis including the effect of the Horizon Acquisition, cost of equipment sales for the nine months ended September 30, 1997 increased 25.3% over the comparable period for 1996.

General and administrative costs nearly doubled to $11.7 million for the nine months ended September, 1997 from $5.9 million for the comparable period in 1996. This increase is due primarily to the Horizon Acquisition and an increase in operating costs due to company growth. On a pro forma basis, including the effect of the Horizon Acquisition, general and administrative expenses for the nine months ended September 30, 1997 increased 25.3% over the comparable period for 1996 due mainly to an increase in operating costs due to internal growth.

Selling and marketing costs more than doubled to $7.5 million for the nine months ended September 30, 1997 from $3.3 million for the comparable 1996 period. This increase is due to the Horizon Acquisition and a higher level of new subscribers added period to period. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased to $306 for the nine months ended September 30, 1997 from $347 for the comparable period in 1996 on a pro forma basis for the Horizon Acquisition.

Depreciation and amortization increased to $21.1 million for the nine months ended September 30, 1997 from $3.8 million for the comparable period in 1996 due to depreciation on higher levels of fixed assets resulting from the Horizon Acquisition and purchases for system growth, and amortization of the licenses from the Horizon Acquisition. The amortization of the acquired cellular licenses and subscriber lists contributed $7.7 million to this increased amortization. For the nine months ended September 30, 1997, the Company spent $17.0 million in capital expenditures, primarily for new cell sites, cell site conversions, and system growth. As of September 30, 1997, the Company had completed 35 new cell sites during 1997 bringing the total cell sites in service to 152.

Interest expense increased to $22.6 million for the nine months ended September 30, 1997 from $3.9 million for the comparable period in 1996. This increase was primarily a result of increased borrowings associated with the Horizon Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities have been used for additional support of capital expenditure programs and to fund acquisitions. During 1996, the Company issued Senior Notes and Preferred Stock to fund the Horizon Acquisition. During 1997, the Company issued additional Common Stock and redeemed the outstanding Preferred Stock. See Note 6 and 7, Notes to Consolidated Financial Statements (Unaudited). In addition, 1.0 million outstanding shares of Class B Common Stock were purchased by Boston Ventures Limited Partnership V from shareholders pursuant to a tender offer and, upon transfer, became shares of Class A Common Stock.

Net cash provided by operating activities was $7.1 million for the nine months ended September 30, 1997 compared to $7.1 million for the comparable period in 1996. This remained unchanged primarily due to the increase in interest expense, which offset the increase in revenue and EBITDA due to growth in subscribers.

Net cash used in investing activities was $17.6 million for the nine months ended September 30, 1997 compared to $42.7 million for the comparable period in 1996. This decrease is primarily due to the 1996 Horizon Acquisition offset some what by the increased 1997 levels of purchases of property and equipment primarily for system buildout.

Net cash provided by financing activities was $10.0 million for the nine months ended September 30, 1997 compared to $36.8 million for the comparable period in 1996. The 1997 amount includes $43.9 million in net proceeds from the Common Stock Sale which were used primarily to retire the Preferred Stock, reduce bank debt, and fund capital expenditures. The 1996 amount includes primarily $110 million in gross proceeds from the issuance of Senior Notes which were used primarily to reduce bank debt and the purchase of the Horizon Systems.

The Company's plans include a rapid buildout of the newly acquired systems in order to improve coverage and increase usage. During the remainder of 1997, the Company expects to complete 5 to 10 new cell sites in addition to the 35 completed to date. The Company continues to convert cell sites from Ericsson to Northern Telecom equipment to more efficiently serve communities of interest in and around the existing Northern Telecom systems in Youngstown and Erie and to expand the digital service footprint, in addition to upgrading switches and other network equipment. Aggregate capital expenditure levels are expected to be approximately $25 to $30 million for the year ending December 31, 1997. The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. At September 30, 1997, the Company had approximately $109.5 million in additional funds available to borrow under the Bank Credit Facility.

As a part of the Horizon Acquisition, the Company acquired interim operating authority for the Rural Service Area (PA-2). On June 3, 1997, the Federal Communications Commission granted the application of Pinellas Communications for a license to operate a permanent cellular telephone system in PA-2. The Company does not believe that the loss of PA-2 would have a material adverse effect upon the Company's result of operations, financial position or cash flows.

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

FORWARD LOOKING STATEMENTS

The description of the Company's capital expenditure plans set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services and other technologies that may be developed; and the occurrence of other technological changes affecting the Company's business. For further information regarding these and other risk factors, see "Business" in the Company's annual report, on Form 10K for the fiscal year ended December 31, 1996 (File No. 333-10161) filed with the Securities and Exchange Commission. The Company disclaims any duty to release publicly any updates or revisions to these forward looking statements.


PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              3.1    Amended and restated Articles of Incorporation of Sygnet Wireless, Inc. (1)[3.1]
              3.2    Code of Regulations of Sygnet Wireless, Inc. (1)[3.2]
              4.1    Indenture  dated as of September 26, 1996 between Sygnet Wireless, Inc. and Fleet National
                     Bank, as Trustee. (1)[4]
            10.23    Investment Agreement dated as of June 20, 1997 between Sygnet Wireless, Inc. and Boston
                     Ventures Limited Partnership V. (2)[10.23]
            10.24    Registration Rights Agreement dated as of June 20, 1997
                     among Sygnet Wireless, Inc., Boston Ventures Limited
                     Partnership V, J.D. Williamson, II and Warren P.
                     Williamson, III. (2)[10.24]
            10.25    Stockholders Agreement dated as of June 20, 1997 among
                     Sygnet Wireless, Inc., Boston Ventures Limited
                     Partnership V, J.D. Williamson, II and Warren P.
                     Williamson, III. (2)[10.25]
             27.1    Financial Data Schedule.

(b)      Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30,
         1997

(1)      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         September 30, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

(2)      Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
         June 30, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                             SYGNET WIRELESS, INC.


                                             By:   /s/ CRAIG T. SHEETZ
                                                   -------------------------
                                                   Craig T. Sheetz
                                                   Vice President and Chief
                                                     Financial Officer

                                                   (as duly authorized officer
                                                   and principal financial
                                                   officer of the registrant)


Dated:   November 4, 1997