Form 10-K405
period 1997-12-31
SYGNET WIRELESS INC
filed 1998-03-02
CIK 879313

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

                  For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

                          Commission file number 333-10161

                                SYGNET WIRELESS, INC.
                                (AN OHIO CORPORATION)
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     As of February 11, 1998, 9,170,630 shares of Sygnet Wireless, Inc. Class A and Class B Common Stock, par value $.01 per share (Common Stock), were outstanding. The Common Stock is privately held and no shares have been sold in the past 60 days to the knowledge of the Registrant.

================================================================================

                             SYGNET WIRELESS, INC.

                            1997 REPORT ON FORM 10K

                               TABLE OF CONTENTS

 ITEM
NUMBER                                                                 PAGE
------                                                                 ----
                                  PART I

   1     Business....................................................    1
   2     Properties..................................................   17
   3     Legal Proceedings...........................................   17
   4     Submission of Matters to a Vote of Security Holders.........   17

                                  PART II

   5     Market for Registrant's Common Equity and Related
           Stockholder Matters.......................................   17
   6     Selected Financial Data.....................................   18
   7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   18
   8     Financial Statements and Supplementary Data.................   24
   9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................   40

                                 PART III

  10     Directors and Executive Officers of Registrant..............   40
  11     Executive Compensation......................................   42
  12     Security Ownership of Certain Beneficial Owners and
           Management................................................   45
  13     Certain Relationships and Related Transactions..............   46

                                  PART IV

  14     Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................   47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Sygnet Wireless, Inc. (the Company) owns and operates cellular telephone systems serving one large cluster with approximately 2.4 million Pops in northeastern Ohio, western Pennsylvania and western New York. As used in this document, Pops means the estimate of population of a license area. The number of Pops is not the same as the number of subscribers or even potential subscribers. The Company's cellular systems are located in Youngstown, Ohio and Erie, Pennsylvania and in primarily suburban and rural areas between the Cleveland, Akron-Canton, Pittsburgh, Buffalo and Rochester metropolitan areas. The Company believes that its mix of suburban and rural locations provides it with advantages over cellular operators in predominately urban areas, including greater roaming revenue opportunities, lower distribution costs and higher costs of entry for new competitors. As of December 31, 1997, the Company had approximately 143,000 subscribers.

     The Company was incorporated under the laws of the State of Ohio in August 1991. The principal executive offices of the Company are located at 6550-B Seville Drive, Canfield, Ohio 44406 and its telephone number is (330) 565-1000.

CORPORATE RESTRUCTURING

     To facilitate implementation of its business strategy, the Company was restructured in 1996 (the Restructuring). Prior to the Restructuring, SYGNET Communications, Inc. operated as a Close Corporation with S corporation tax status. Its cellular business was operated through three partnerships:
Youngstown Cellular Telephone Company, Erie Cellular Telephone Company and Wilcom Cellular, each of which had two other corporate partners -- Wilcom Corporation and Sharon-Youngstown Cellular, Inc. As a result of the Restructuring, Wilcom Corporation was merged into SYGNET Communications, Inc. which was renamed Sygnet Wireless, Inc. and is a holding company with Sharon-Youngstown, renamed Sygnet Communications, Inc., its wholly-owned subsidiary and the operating company. The existence of Youngstown Cellular Telephone Company, Erie Cellular Telephone Company and Wilcom Cellular was terminated.

THE HORIZON ACQUISITION

     On October 9, 1996, the Company purchased for $252.9 million in cash including net working capital, the PA-1, PA-2, PA-6, PA-7 and NY-3 Rural Service Areas (RSAs) from Horizon Cellular Telephone Company (the Horizon Systems). These systems serve contiguous markets representing approximately 1.3 million Pops and covering over 16,125 square miles in western Pennsylvania and New York. The PA-2 RSA, which represents 89,400 Pops, was acquired under Interim Operating Authority (IOA) pending the FCC's final determination of the qualifications of the initial lottery winner to hold the permanent license for the PA-2 RSA. On June 3, 1997, the Federal Communications Commission granted the application of Pinellas Communications for a license to operate a permanent cellular telephone system in PA-2. The Company does not believe that the loss of PA-2 will have a material adverse effect upon the Company's result of operations, financial position or cash flows.

     The four contiguous Pennsylvania RSAs acquired from the Horizon Cellular Telephone Company include 880,100 Pops and cover over 10,243 square miles in western Pennsylvania. The New York system represents 485,200 Pops and covers over 5,882 square miles in the western portion of the state.

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

     - Local Retail Outlets and Superior Customer Service. The Company strives to provide a high level of customer service and the Company's use of local retail stores is a key element of this local subscriber service strategy. The Company's stores are staffed with sales and customer service representatives who provide a direct, targeted level of customer service. By having a permanent local retail presence, the sales staff can cultivate local market knowledge that allows them to focus their efforts on the specific demands of the market or markets in which they operate. This improves their ability to establish relationships with customers, to understand the customer's needs and to reduce churn. The sales team's ability to promote the Company's services both inside and outside of its cluster is enhanced by its license to market under the CELLULAR ONE(R) brand name and its continuing participation in the NACN, a national cellular network comprised principally of non-wireline carriers whose goal is to make cellular service "seamless" throughout North America by facilitating automatic roaming to and from member systems.

     - Advanced Systems Design. The Company's system design and the Time Division Multiple Access (TDMA) digital technology it employs provide the foundation for technically superior cellular service. The Company has deployed and continues to deploy a large number of cell sites in each service area. Consequently, subscribers enjoy a high quality of local and regional coverage, minimal call blocking, seamless call delivery through NACN and the availability of digital voice and data services. The Company believes it is well positioned to address new technologies that might become available in its markets.

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

     - Future Competition. The Company is preparing for what is expected to be an increasingly competitive telecommunications environment by aggressively working to attract new subscribers. The Company believes it is prepared for this competition because it is not dependent on high roaming or local rates. In addition, the Company believes that it can effectively face this competition from its position as an incumbent in the cellular field with a high quality network that is not capacity constrained. The Company also has an extensive footprint, strong distribution channels, superior customer service capabilities and an experienced management team. Because the Company operates in medium to small markets, the new Personal Communications Service (PCS) licensees may be unable or unwilling to offer commercially viable wireless service in much of the Company's area in the near term. The Company believes the extensive capital expenditures required to deploy the infrastructure for PCS are more readily justifiable from an economic standpoint in larger, more densely populated urban areas. This constraint of PCS may position the Company to offer roaming services to PCS customers.

       CELLULAR MARKETS AND SYSTEMS

     The Company operates in nine non-wireline license areas in northeastern Ohio and western New York and Pennsylvania, including the PA-2 IOA. The following table summarizes the Company's systems.

                                                                                           DATE OF
                                                 TOTAL POPS    OWNERSHIP    NET POPS     ACQUISITION
                                                 ----------    ---------    ---------    -----------
Youngstown, OH MSA.............................    491,900        100%        491,900       1985
Sharon, PA MSA.................................    122,100        100%        122,100       1987
Erie, PA MSA...................................    280,600        100%        280,600       1995
Columbiana, OH, OH-11 RSA......................    111,700        100%        111,700       1991
Chautauqua, NY, NY-3 RSA.......................    485,200        100%        485,200       1996
Crawford, PA, PA-1 RSA.........................    197,200        100%        197,200       1996
Lawrence, PA, PA-6 RSA.........................    376,400        100%        376,400       1996
Indiana, PA, PA-7 RSA..........................    217,100        100%        217,100       1996
McKean, PA, PA-2 RSA...........................     89,400        100%         89,400       1996
                                                 ---------                  ---------
          Total................................  2,371,600                  2,371,600

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

     The following chart lists the Company's cellular competitors in each of its communities of interest.

                   MARKETS                                      COMPETITORS
                   -------                                      -----------
Youngstown, OH MSA...........................  360 degrees Communications
Erie, PA MSA.................................  GTE Mobilnet
Columbiana, OH (OH-11 RSA)...................  360 degrees Communications
Sharon, PA MSA...............................  360 degrees Communications
Crawford, PA (PA-1 RSA)......................  360 degrees Communications
Lawrence, PA (PA-6 RSA)......................  Bell Atlantic and 360 degrees Communications
Indiana, PA (PA-7 RSA).......................  Bell Atlantic
Chautauqua, NY (NY-3RSA).....................  Frontier
McKean, PA (PA-2 RSA)........................  Bell Atlantic

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

     The Company's sales force works principally out of its own retail stores in which the Company offers a full line of cellular products and services. As of December 31, 1997, the Company maintained 53 retail stores and kiosks.

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

     Several rate plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. Unlike some of its competitors, the Company designs rate plans on a market-by-market basis. The Company's local market managers are given the ability to market from a wide variety of existing rate plans and are encouraged to propose new rate plans that respond to market and competitive conditions. These rate plans range in type from high user plans to economy plans. Most rate plans combine a fixed monthly access fee, per minute usage charges and additional charges for custom-calling features in a package which offers value to the customer while enhancing airtime use and revenues for the Company. In general, rate plans that include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and service pricing is conducted to ensure the Company's competitiveness. As appropriate, revisions to the pricing of service plans and equipment are made to meet the demands of the local marketplace.

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

  SYSTEM DEVELOPMENT AND EXPANSION

     The Company had 163 cell sites in operation at December 31, 1997 and expects to add approximately 15 to 20 new cell sites in 1998. The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites. Such development is done for the purpose of increasing capacity and improving coverage in direct response to projected subscriber demand and in response to actions taken by the Company's competitors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. These projections involve a traffic analysis of usage by existing subscribers, coverage quality analysis and an estimate of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions an extremely low call "blockage" rate (percentage of calls that are not connected on first attempt at peak usage time during the day). After calculating projected subscriber demand, the Company determines the most cost-efficient manner of meeting such projected demand. The Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites.

     Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of the systems by existing subscribers, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall efficiency of the network. During 1997, the Company constructed 46 new cell sites. The Company believes that the high level of coverage provided by its Youngstown, Sharon, Erie and Columbiana systems and the increased cellular coverage in the recently acquired Horizon Systems will have a positive impact on market penetration and subscriber usage.

  DIGITAL TECHNOLOGY

     The Company has selected TDMA digital for its systems. All cell sites in the Youngstown, Sharon, Erie and Columbiana systems were converted to digital in early 1996 and most cell sites in western Pennsylvania which were part of the Horizon Systems were converted to digital during 1997. Each cell site handles analog service as well. Additionally, TDMA ensures the services provided by the Company will be compatible with the neighboring cellular systems operated by AT&T Wireless in Pittsburgh, Pennsylvania and SBC Communications in Buffalo and Rochester, New York, as well as the PCS systems being developed by AT&T Wireless in Cleveland, Ohio and Buffalo and Rochester, New York.

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

EMPLOYEES AND AGENTS

     As of December 31, 1997, the Company had 415 employees. In addition, as of such date the Company had agreements with numerous independent sales agents, including car dealerships, electronics stores, paging service companies and independent contractors. None of the Company's employees are represented by a labor organization and the Company's management considers its employee relations to be good.

OVERVIEW OF THE CELLULAR TELEPHONE INDUSTRY

     The following table sets forth information published by the Cellular Telephone Industry Association (CTIA) with respect to the number of subscribers served by cellular telephone systems in the United States and the combined penetration rate of such wireline and non-wireline systems as of the dates indicated:

                                                              AS OF DECEMBER 31,
                                                ----------------------------------------------
                                                 1992      1993      1994      1995      1996
                                                ------    ------    ------    ------    ------
Subscribers (in thousands)....................  11,000    16,000    24,000    34,000    44,000
Ending penetration(1).........................     4.2%      6.2%      9.2%     12.8%     16.4%

---------------
(1) Determined by dividing the aggregate number of subscribers by estimated population. Rates reflect combined penetration of both wireline and non-wireline cellular operators. CTIA estimates for 1997 the total number of subscribers will surpass 53 million, thus yielding a penetration rate of almost 20.0%.

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

     Cellular telephone systems operate under interconnection agreements with various local exchange carriers (LECs) and interexchange (long distance) carriers. The interconnection agreements establish the manner in which the cellular telephone system integrates with other telecommunications systems. The cellular operator and the local landline telephone company must cooperate in the interconnection between the cellular and landline telephone systems to permit cellular customers to call landline customers and vice versa. The technical and financial details of such interconnection arrangements are subject to negotiation, vary from system to system and to the present time, generally have not been subject to FCC regulation or oversight. However, implementation of the Telecommunications Act of 1996 (the 1996 Act) by the FCC is expected ultimately to result in arrangements between cellular carriers and local exchange carriers for interconnection services at rates more closely related to cost. Certain of the rules adopted by the FCC in August, 1996 to implement the pro-competition interconnection provisions of the 1996 Act were struck down by the U.S. Court of Appeals for the Eighth Circuit in a decision issued on July 17, 1997. The U.S. Supreme Court has agreed to review the Eighth Circuit's decision. The Company is unable to predict the outcome of the Supreme Court's review or the effect of the FCC's final rules relating to interconnection services between cellular carriers and LECs. The Company believes that any such new rules are likely to reduce the interconnection expenses incurred by the Company.

     FCC rules require that all cellular telephones be functionally compatible with cellular telephone systems in all markets within the United States and with all frequencies allocated for cellular use, allowing a cellular telephone to be used wherever a customer is located, subject to appropriate arrangements for service charges. Changes to cellular telephone numbers or other technical adjustments to cellular telephones by the manufacturer or local cellular telephone service businesses may be required, however, to enable the customer to change from one cellular service provider to another within a service area. The FCC will require LECs to implement "number portability" in the top 100 MSAs by December 31, 1998. Number portability allows customers to retain their telephone numbers, including cellular telephone numbers, when they switch to another service provider. See "Regulatory Overview." Cellular system operators may provide service to roamers temporarily located in, or traveling through, their service area. The cellular system providing service to the roamer generally receives 100% of the revenues from such service and such roaming charges are billed to the roamer's local service provider.

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

  PCS CARRIERS

     The newest source of direct competition to cellular providers in the near term is broadband PCS. Broadband PCS services consist of wireless two-way telecommunications services for voice, data and other transmissions employing digital microcellular technology. PCS operates in the 1850 to 1990 MHz band. PCS technology utilizes a network of small, low-powered transceivers placed throughout a neighborhood, business complex, community or metropolitan area to provide customers with mobile and portable voice and data communications. PCS customers have dedicated personal telephone numbers and communicate using small digital radio handsets that could be carried in a pocket or purse. PCS systems are currently operational in most urban areas in the United States. Many PCS licensees who will compete with the Company have access to substantial capital resources. In addition, many of these companies, or their predecessors and affiliates, already operate large cellular telephone systems and thus bring significant wireless experience to this new marketplace.

  NEW TECHNOLOGIES

     Cellular carriers also face to a lesser extent competition from Enhanced Specialized Mobile Radio (ESMR) and mobile satellite service (MSS) systems, as well as from resellers of these services and cellular service. In the future, cellular operators may also compete more directly with traditional landline telephone service providers. Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. However, due to the depth and breadth of these competitive services offered by operators using these other technologies, such competition could be significant and be expected to become more intense.

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

     On September 19, 1996, the Company sold to the public $110,000,000 aggregate principal amount of 11 1/2% Senior Notes due October 1, 2006 (the Notes). Interest on the Notes is payable April 1 and October 1 of each year. The Notes are redeemable at the option of the Company at any time on or after October 1, 2001 upon payment of premium plus accrued interest. The net proceeds from the sale of the Notes were used to repay $71.5 million of existing debt and the balance was used to partially fund the acquisition of the Horizon Systems.

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

REGULATORY OVERVIEW

     The cellular telephone industry is subject to extensive governmental regulation on the federal level and to varying degrees on the state level. Many aspects of such regulation have been impacted by the enactment of the 1996 Act and are currently the subject of court appeals and administrative rulemakings that are significant to the Company. Neither the outcome of the foregoing proceedings nor their impact upon the cellular telephone industry or the Company can be predicted at this time. The following is a summary of the federal laws and regulations that currently materially affect the cellular communications industry and a description of certain state laws. This "Regulatory Overview" section does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the cellular communications industry.

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

The five year build-out period has expired for some licensees and the FCC has granted several "unserved area" applications filed by parties. The Company's five year buildout period has expired in all markets. With respect to the Youngstown and Erie systems, 100% of the geographical area was covered by the Company prior to the expiration of the five year build-out period. The Horizon Systems have one area that was not covered prior to the expiration of the five year build-out period. It consists of a portion of Forest County, Pennsylvania that has a total population of less than 5,000. The Company does not believe the potential for a fill-in application for this property to be significant.

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

     In addition, the FCC regulates the ancillary service offerings that cellular licensees can provide and revised its rules to permit cellular, PCS, paging and SMR licensees to offer fixed services on a primary basis along with mobile services. This rule change may facilitate the provision of wireless local loop service, which involves the use of wireless links to provide telephone service by cellular licensees, as well as broadband PCS and ESMR licensees. In this regard, the FCC has also adopted telephone number portability rules for LECs, as well as cellular, broadband PCS and ESMR licensees, that could facilitate the development of local exchange competition, including wireless local loop service. As adopted, the new number portability rules generally require cellular, broadband PCS and ESMR licensees to have the capability to deliver calls from their systems to ported numbers by December 31, 1998 and to offer number portability and roaming to ported numbers by June 30, 1999. These requirements may result in added capital expenditures for the Company to make necessary system changes. On November 24, 1997, the Cellular Telecommunications Industry Association requested the FCC to extend the June 30, 1999 deadline by nine months, to March 31, 2000. The request is pending.

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

     The 1996 Act requires state public utilities commissions and/or the FCC to implement policies that mandate reciprocal compensation between local exchange carriers, a category that may, for these purposes, include cellular carriers, for interconnection services at rates more closely related to cost. Certain of the rules adopted by the FCC in August, 1996 to implement the pro-competition interconnection provisions of the 1996 Act were struck down by the U.S. Court of Appeals for the Eighth Circuit in a decision issued on July 17, 1997. The U.S. Supreme Court has agreed to review the Eighth Circuit's decision. The Company is unable to predict the outcome of the Supreme Court's review or the effect of the FCC's final rules relating to interconnection services between cellular carriers and LECs. The Company believes that any such new rules are likely to reduce the interconnection expenses incurred by the Company.

     As required by the 1996 Act, the FCC has adopted rules that require interstate communications carriers, including cellular carriers, to "make an equitable and non-discriminatory contribution" to a universal service fund that reimburses communications carriers that provide basic communications services to users who receive services at subsidized rates. The 1996 Act also eases the restrictions on the provision of interexchange telephone services by wireless carriers affiliated with RBOCs. RBOC-related wireless carriers have interpreted the legislation to permit immediate provision of long distance call delivery for their cellular customers.

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

     The overall impact of the 1996 Act on the business of the Company will likely remain unclear for the foreseeable future. The Company may benefit from reduced costs in acquiring required communications services and facilities, such as LEC interconnection, resulting from the pro-competitive policies of the 1996 Act. Similarly, the new limitations on local zoning requirements may facilitate the construction of new cell sites and related facilities. See "State, Local and Other Regulation." However, other provisions of the new statute relating to interconnection, telephone number portability, equal access and resale could subject the Company to additional costs and increased competition.

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

RISK FACTORS

  LEVERAGE AND ABILITY TO MEET REQUIRED DEBT SERVICE

     The Company considers itself highly leveraged. The Company's high leverage could significantly limit its ability to make acquisitions, withstand competitive pressures, weather adverse economic conditions, finance its operations or take advantage of business opportunities that may arise.

     The Company, through its Subsidiary, finances its capital expenditures and ongoing operations primarily using cash flow from operations and credit availability under the Bank Credit Facility. While the Company believes that the Subsidiary will have sufficient credit availability under the Bank Credit Facility and its cash flow from operations to fund such activities, if the Subsidiary is unable to satisfy any one of its covenants under the Bank Credit Facility, including its five financial performance covenants, then the Subsidiary will not be able to borrow under the Bank Credit Facility during such time period to fund planned capital expenditures, its ongoing operations or other permissible uses (including payment of dividends to service interest on the Notes). See "Financing." The ability of the Subsidiary to fund capital expenditures using credit availability under the Bank Credit Facility and its cash flow from operations will also be limited by the requirement under that Bank Credit Facility that, on an annual basis beginning March 31, 2000, the Subsidiary must make additional payments of principal thereunder equal to 50% of excess cash flow, which payments will permanently reduce the amount of credit availability.

     The Company's ability to service its debt will require significant and sustained growth in the Company's cash flow. There can be no assurance that the Company will be successful in improving its cash flow by a sufficient magnitude or in a timely manner or in raising additional equity or debt financing to enable the Company to meet its debt service requirements.

  HOLDING COMPANY STRUCTURE; STRUCTURAL SUBORDINATION

     The Company is a holding company with no direct operations and no significant assets other than the stock of the Subsidiary. The Notes are general unsecured obligations of the Company and rank pari passu in right of payment with all future senior indebtedness of the Company, if any, and senior in right of payment to all future subordinated indebtedness of the Company, if any. The Company does not currently have any other existing debt other than debt of the Subsidiary. The Notes are not guaranteed by the Subsidiary. As a result, all indebtedness of the Subsidiary, including the Subsidiary's borrowings under the Bank Credit Facility, are structurally senior to the Notes. In addition, the Company has pledged the stock of the Subsidiary to secure the borrowings under the Bank Credit Facility and the Subsidiary and any other subsidiaries will grant liens on substantially all of their assets as security for the obligations under the Bank Credit Facility. Because the Notes are not secured by any assets, in the event of a dissolution, bankruptcy, liquidation or reorganization of the Subsidiary, holders of the Notes may receive less ratably than the secured creditors under the Bank Credit Facility. The Company is dependent on the cash flow of the Subsidiary to meet its obligations, including the payment of interest and principal obligations on the Notes when due. Accordingly, the Company's ability to make principal, interest and other payments to holders of the Notes when due is dependent on the receipt of sufficient funds from the Subsidiary. Receipt of such funds will be restricted by the terms of existing and future indebtedness of the Subsidiary, including the Bank Credit Facility. See "Financing."

  COMPETITION

     In each of its markets, the Company competes with one other cellular licensee, most of which are larger and have greater financial resources than the Company. See "Business -- Cellular Markets and Systems -- Competitors and Adjoining Systems." The Company also competes, although to a lesser extent, with paging companies and landline telephone service providers. Many of the Company's current and potential competitors have financial, personnel and other resources substantially greater than those of the Company, as well as other competitive advantages over the Company. See "Business -- Competition" for more detailed information on the competitive environment faced by the Company. Current policies of the FCC authorize only two cellular licensees to operate in each license area and the Company expects there will continue to be competition from the other licensee authorized to serve each cellular market in which the Company operates. Competition for subscribers between cellular licensees in a given license area is based principally upon the services and enhancements offered, the technical quality of the cellular system, customer service, system coverage and capacity and price.

     As a result of recent regulatory and legislative initiatives, the Company's cellular operations may face increased competition from entities using or proposing to use other comparable communications technologies. The Company is unable to predict whether such competing technologies will be successful and as a result will provide significant competition for the Company. While some of these technologies and services using them are currently operational, most are still in the process of development and commercialization. For example, the Company's cellular operations are expected to face additional competition from new market entrants as systems designed to provide PCS and ESMR continue to be constructed and become operational. Most of the PCS and ESMR competitors are larger and have greater financial resources than the company. Additionally, the company may face competition from other technologies developed in the future including, but not limited to, satellite systems. The Company believes the likelihood of near-term competition from such services is reduced because the areas in which it operates are less densely populated. There can be no assurance, however, that one or more of the technologies currently utilized by the Company in its business will not become inferior or obsolete at some time in the future. See "Business -- Competition."

  RAPID TECHNOLOGICAL CHANGES

     The telecommunications industry is subject to rapid and significant changes in technology, including advancements protected by intellectual property laws. While the Company believes that for the foreseeable future these changes will not materially hinder the Company's ability to acquire necessary technologies, the effect of technological changes on the business of the Company cannot be predicted. Thus, there can be no assurance that technological developments will not have a material adverse effect on the Company.

  DEPENDENCE ON KEY PERSONNEL

     The Company's businesses are managed by a small number of management and operating personnel, the loss of certain of whom could have a material adverse effect on the Company. The Company believes that its ability to manage its planned growth successfully will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Each of the Company's key executives have entered into written employment agreements with the Company. See "Management."

  POTENTIAL FOR ADVERSE REGULATORY CHANGE AND THE NEED FOR REGULATORY APPROVALS

     The licensing, construction, operation, acquisition and sale of cellular systems, as well as the number of cellular and other wireless licensees permitted in each market, are regulated by the FCC. Changes in the regulation of cellular activities and other wireless carriers or the loss of any license could have a material adverse effect on the Company's operations. In addition, all cellular licenses in the United States are subject to renewal upon expiration of their initial 10-year term. The Company's Youngstown, OH MSA and Sharon, PA MSA cellular licenses expired in 1995 and 1996, respectively and were renewed by the FCC in due course. The Company's Erie, PA MSA and OH-11 RSA initial licenses expire in 1998 and 2001, respectively. The licenses for PA-6 and PA-7 both expire on October 1, 2000 and the licenses for PA-1 and NY-3 expire one year later. In each case the Company will apply for renewal of its license, and while the Company believes that each of these licenses will be renewed based upon FCC rules establishing a presumption in favor of licensees that have complied with their regulatory obligations during the initial license period, there can be no assurance that all of the Company's licenses will be renewed. See "Business -- Regulatory Overview."

  FLUCTUATIONS IN MARKET VALUE OF LICENSES

     A substantial portion of the Company's assets are intangible and primarily consist of the Subsidiary's interests in cellular licenses. The future value of the Company's interest in its cellular licenses will depend significantly upon the success of the Company's business. While there is a current market for the licenses, such market may not exist in the future or the values obtainable may be significantly lower than at present. The transfer of interests in such licenses is also subject to prior FCC approval. As a consequence, there can be no assurance that the proceeds from the liquidation or sale of the Company's assets would be sufficient to pay the Company's obligations and a significant reduction in the value of the licenses could require a charge to the Company's results of operations.

  EQUIPMENT FAILURE AND NATURAL DISASTER

     Although the Company carries "business interruption" insurance, a major equipment failure or a natural disaster affecting the Company's central switching offices, its microwave links, certain of its cell sites or certain operating locations could have a material adverse effect on the Company's operations.

  RADIO FREQUENCY EMISSION CONCERNS

     Media reports have suggested that certain radio frequency ("RF") emissions from portable cellular telephones may be linked to cancer. Concerns over RF emissions may have the effect of discouraging the use of cellular telephones, which could have a material adverse effect on the Company's business. On August 1, 1996, the FCC released a report and order that updates the guidelines and methods it uses for evaluating RF emissions from radio equipment, including cellular telephones. While the FCC's new rules impose more restrictive standards on RF emissions from low power devices such as portable cellular telephones, the Company believes that all cellular telephones currently provided by the Company to its customers comply with the new standards.

  YEAR 2000 ISSUE

     The Year 2000 issue is the result of the inability of some computer programs to distinguish the Year 1900 from the Year 2000. Most computer programs and operating systems were written using two digits to define the applicable year rather than four digits. This means that any equipment containing computer programs with time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. The Company has formed a Year 2000 employee group to evaluate and resolve Year 2000 issues in other parts of the Company's operations. In some instances this could result in system failures, disruption in operations and possible inaccuracies of data.

     The Company's vulnerability as it relates to this issue is mainly with the third party vendors whose computer equipment is used in the operations of the MTSO and the customer billing system. The Company has initiated formal communications with these vendors about the Year 2000 issue. These vendors have responded with some assurance that their respective systems are or will be able to accommodate the Year 2000 date. However, currently there can be no assurance that these systems will be converted on a timely basis and that the Year 2000 issue will not have an adverse effect on the Company's operations.

  RELIANCE ON ONE BILLING VENDOR

     The Company relies primarily on one vendor to produce all of its customer billings. If this billing vendor for any reason were to encounter significant problems affecting its ability to fulfill its contractual obligations, the Company's ability to generate billings to its customers would be materially impaired for an undetermined amount of time.

ITEM 2.  PROPERTIES

     The Company maintains its corporate headquarters in Canfield, Ohio. The Company leases this space, which is approximately 6,000 square feet. As of December 31, 1997, the Company's cellular operations lease 59 and own one sales and administrative office. The Company anticipates that it will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. The Company does not anticipate that it will encounter any material difficulties in meeting its future needs for any leased space.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any pending legal proceedings that individually or in the aggregate are material to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for the Common Stock. As of February 11, 1998, there were five record holders of the Company's Class A Common Stock and 43 record holders of the Company's Class B Common Stock. The Company declared dividends of $261,625 in 1996. At December 31, 1997, the Company was prohibited from paying dividends on the Common Stock under the terms of the Bank Credit Facility and the Notes. See Item 1, "Business -- Financing"; Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources"; and Note 6, Notes to Consolidated Financial Statements. In addition, without the approval of at least one of the directors designated by Boston Ventures Limited Partnership IV, the Company will not be permitted to declare dividends on the Common Stock. See Item 13, "Certain Relationships and Related Transactions."

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data are derived from the historical financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other financial information included herein.

                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           1997        1996       1995       1994       1993
                                         --------    --------    -------    -------    -------
                                                            (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Total revenue........................  $ 85,634    $ 44,796    $24,577    $18,048    $14,474
  Cost of services.....................    10,048       5,509      3,366      3,452      2,515
  Cost of equipment sales..............     9,663       5,816      4,164      1,624        930
  General and administrative expense...    16,976       9,852      5,564      4,710      4,583
  Selling and marketing expense........    10,841       6,080      3,082      2,312      1,995
  Depreciation and amortization........    28,719      10,038      3,487      2,639      1,951
  Operating income.....................     9,387       7,501      4,914      3,311      2,500
  Interest expense.....................    29,902      11,174      2,660        964        652
  Other expense, net...................       101         195        304        625        325
  (Loss) income before extraordinary
     item..............................   (20,616)     (3,868)     1,950      1,722      1,523
  Net (loss)income.....................   (20,616)     (5,288)     1,950      1,722      1,523
  Net loss per share (pro forma for
     1996) applicable to common
     shareholders(1)
  Before extraordinary item............     (2.93)       (.74)
  Net loss.............................     (2.93)       (.97)
BALANCE SHEET DATA:
  Working capital (deficit)............  $ (2,520)       (387)   $ 1,880    $  (331)   $     4
  Net fixed assets.....................    53,007      43,959     21,049     14,084     11,127
  Total assets.........................   340,986     344,178     79,618     27,418     20,553
  Long-term debt.......................   305,500     312,250     69,500     18,264     10,928
  Total liabilities....................   321,768     326,442     75,332     22,649     15,224
  Redeemable preferred stock...........                19,718
  Shareholders' equity (deficit).......    19,218      (1,982)     4,286      4,769      5,329
  Cash dividends declared(2)...........                   262        714      2,128        996

---------------
(1) Historical earnings per share data is not presented because such data is not meaningful.

(2) Cash dividends declared per common share is not presented because such data are not relevant due to the restructuring described in Note 1, Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto appearing elsewhere in this report. As a result of the acquisition on October 9, 1996 of the Horizon Systems (Horizon Acquisition) and the acquisition on September 29, 1995 of Erie Cellular Telephone Company (Erie Acquisition) (collectively, the Acquisitions), the Company's operating results for the periods discussed may not be indicative of future performance. In the text below, financial statement numbers have been rounded, however, the percentage changes are based on the actual financial statements. Certain comparative information is presented on a pro forma basis as if the Horizon Acquisition had occurred January 1, 1996.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     For 1997, the Company posted total revenue of $85.6 million, which was almost double the total revenue of $44.8 million for 1996. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) more than doubled to $38.1 million (44.5% of total revenue) for 1997 from $17.5 million (39.2% of total revenue) during 1996. The growth in revenue and EBITDA was the result of the Horizon Acquisition and continued growth of the subscriber base. Increased interest expense, depreciation, and amortization charges related to the Horizon Acquisition more than offset the increased revenue and EBITDA to produce a net loss of $20.6 million for 1997, which was greater than the net loss of $5.3 million for 1996.

     Subscriber revenue grew by 69.3% to $52.6 million for 1997 from $31.1 million for 1996 mainly as a result of the Horizon Acquisition and continued subscriber growth in the Company's markets. Subscriber revenue, on a pro forma basis including the effects of the Horizon Acquisition, grew by 22.8% year to year due to growth in the subscriber base, despite a decline in average revenue per subscriber. The Company's subscribers grew by 34.1% to 142,934 at December 31, 1997 from 106,574 at December 31, 1996 due mainly to internal growth. On a pro forma basis, including the effect of the Horizon Acquisition, average monthly revenue per subscriber declined by 7.7% to $54.32 during 1997 from $58.83 in 1996. This was due to the changing mix of subscribers reflecting increasing levels of safety and security subscribers, who typically purchase less expensive rate plans that include limited free minutes of use, increased promotional activity and competitive market pressures.

     Roamer revenue almost tripled to $27.0 million during 1997 compared to $9.7 million for 1996. This increase was mainly a result of the Horizon Acquisition as well as increased roaming traffic throughout all of the Company's systems. On a pro forma basis including the effects of the Horizon Acquisition, roamer revenue grew by 21.5% year to year due mainly to a greater volume of roaming traffic despite a slight reduction in roaming revenue per minute. The roaming revenue per minute for 1997 decreased to $0.58 from $0.59 for 1996 on a pro forma basis including the effects of the Horizon Acquisition. This decrease was mainly a result of reductions in roaming rates with roaming partners.

     Equipment sales almost doubled to $4.3 million for 1997 compared to $2.4 million for 1996. This increase was due mainly to the Horizon Acquisition, an increased number of telephones and accessories distributed as new subscriber acquisitions increased, as well as from additional sales of equipment to existing customers. On a pro forma basis including the effect of the Horizon Acquisition, equipment sales for 1997 increased 12.4% over the comparable period for 1996.

     Cost of services almost doubled to $10.0 million during 1997 from $5.5 million for 1996 due mainly to the Horizon Acquisition. On a pro forma basis including the Horizon Acquisition, cost of services for 1997 increased by 12.0% from 1996. This increase was mainly a result of an increase in billing, call delivery and roaming costs associated with the growth in the subscriber base, partially offset by lower rates for interconnection and long distance charges. As a percentage of total revenues, on a pro forma basis including the effects of the Horizon Acquisition, cost of services was 11.7% in 1997 compared to 12.7% in 1996.

     Cost of equipment sales almost doubled to $9.7 million for 1997 from $5.8 million in 1996. This increase was due mainly to the Horizon Acquisition and to an increased number of telephones and accessories distributed as new subscriber acquisitions increased. Sales of equipment to existing subscribers were also responsible for a portion of this increase. On a pro forma basis including the effect of the Horizon Acquisition, cost of equipment sales for 1997 increased 18.6% over the comparable period for 1996.

     General and administrative costs grew by 72.3% to $17.0 million in 1997 from $9.9 million in 1996. This increase was due primarily to the Horizon Acquisition and an increase in operating costs due to internal growth. On a pro forma basis including the effects of the Horizon Acquisition, general and administrative expenses for 1997 increased 19.8% over the comparable period for 1996. This increase was mainly a result of an increase in compensation, customer retention, occupancy and maintenance expenses associated with the growth in the subscriber base as well as the additional cell sites added during 1997. As a percentage of total revenues, on a pro forma basis including the effects of the Horizon Acquisition, general and administrative expense was 19.8% in 1997 compared to 20.0% in 1996.

     Selling and marketing costs grew by 78.3% to $10.8 million for 1997 from $6.1 million in the comparable period for 1996. This increase is due to the Horizon Acquisition and a higher level of new subscribers added period to period. On a pro forma basis including the effects of the Horizon Acquisition, selling and marketing costs grew by 12.3% year to year reflecting improved efficiency as the Company added 26.8% more net subscribers in 1997 than in 1996. Selling and marketing cost per gross new subscriber decreased to $291 for 1997 from $324 in 1996 reflecting a decrease in cost of telephones and accessories in addition to improved operating efficiencies.

     Depreciation and amortization increased to $28.7 million for 1997 from $10.0 million in 1996 due to depreciation on higher levels of fixed assets resulting from the Horizon Acquisition and purchases for system growth, and amortization of the licenses from the Horizon Acquisition. The amortization of the acquired cellular licenses and subscriber lists contributed $10.3 million to this increased amortization. For 1997, the Company spent $25.6 million in capital expenditures, primarily for new cell sites, cell site conversions, and system growth.

     Interest expense increased to $29.9 million in 1997 from $11.2 million in 1996. This increase was primarily a result of increased borrowings associated with the Horizon Acquisition.

     At December 1997, the Company has a net operating loss carryforward of $28.7 million. No benefit of the loss carryforward has been recorded in 1997. If in the future this loss carryforward is utilized, the related benefits will be recorded.

  YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     For 1996, the Company posted total revenue of $44.8 million, an 82.3% increase over total revenue of $24.6 million for 1995. EBITDA more than doubled to $17.5 million (39.2% of total revenue) for 1996 from $8.4 million (34.2%. of total revenue) during 1995. The growth in revenue and EBITDA was the result of the Acquisitions and continued growth of the subscriber base. Increased interest expense, depreciation, and amortization charges related to the Acquisitions more than offset the increased revenue and EBITDA to produce a net loss of $5.3 million for 1996, a decrease from net income of $2.0 million for 1995.

     Subscriber revenue grew by 80.8% to $31.0 million for 1996 compared to $17.2 million for 1996 mainly as a result of the Acquisitions and continued subscriber growth in the Company's markets. The Company's subscribers more than doubled to 106,574 at December 31, 1996 from 44,665 at December 31, 1995 due mainly to the Horizon Acquisition as well as internal growth. On a pro forma basis, including the effects of the Horizon Acquisition, the subscriber base increased by 36.8% to 106,574 at December 31, 1996 from 77,891 at December 31, 1995 due mainly to internal growth. On a per subscriber basis including the effects of the Horizon Acquisition, average monthly revenue declined to $58.83 during 1996 from $64.04 in 1995 due in part to the changing mix of subscribers reflecting increasing levels of safety and security subscribers, who typically purchase less expensive rate plans that include limited free minutes of use as well as competitive market pressures.

     Roamer revenue more than doubled to $9.7 million during 1996 compared to $4.2 million in 1995. This increase was mainly a result of the Acquisitions as well as increased roaming traffic throughout all of the Company's systems. Roamer revenue per minute during 1996 decreased slightly to $0.55 from $0.57 in 1995. This decrease was due mainly to strategic reductions made to regional roaming rates received from other cellular carriers in the first quarter of 1995 which were in effect for the full year in 1996, offset somewhat by the effects of the Horizon Acquisition.

     Equipment sales increased by 58.1% to $2.4 million in 1996 compared to $1.5 million in 1995. This increase was due mainly to the Acquisitions, and an increased number of telephones and accessories distributed as new subscriber acquisitions increased, as well as from additional sales of equipment to existing customers. Other revenue declined to $1.6 million in 1996 from $1.7 million in 1995 as equipment rental revenue continued to decrease due to the continued phase out of rental programs.

     Cost of services increased by 63.7% to $5.5 million in 1996 from $3.4 million in 1995 due mainly to the Acquisitions. This growth rate was less than the growth rate of subscriber revenue which grew 80.8% during the same period, which was the result of operating efficiencies gained from the Acquisitions.

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

     Selling and marketing costs almost doubled to $6.1 million in 1996 from $3.1 million in 1995. This increase is due to the Acquisitions and a higher level of new subscribers added period to period. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased to $310 in 1996 from $345 for the comparable period in 1995 as a result of a decrease in cost of telephones and accessories in addition to improved efficiencies.

     Depreciation and amortization increased to $10.0 million in 1996 from $3.5 million in 1995 due to depreciation on higher levels of fixed assets resulting from the Acquisitions and purchases for system growth, and amortization of the licenses from the Acquisitions. The amortization of the acquired cellular licenses and subscriber lists contributed $3.4 million to this increased amortization. For 1996, the Company spent $10.0 million in capital expenditures, primarily for new cell sites, cell site conversions, and system growth.

     Interest expense increased to $11.2 million in 1996 from $2.7 million in 1995. This increase was primarily a result of increased borrowings associated with the Acquisitions. In October 1996, the Company incurred an extraordinary loss of $1.4 million to write-off unamortized financing costs associated with the extinguished bank credit agreement. See Item 1, "Business -- Financing"; and
Note 4, Notes to Consolidated Financial Statements.

     At December 1996, the Company had a net operating loss carryforward of $7.5 million. No benefit of the loss carryforward has been recorded in 1996. If in the future this loss carryforward is utilized, the related benefits will be recorded. Income tax expense was $65,400 in 1995.

  IMPACT OF YEAR 2000

     The Year 2000 issue is the result of the inability of some computer programs to distinguish the Year 1900 from the Year 2000. Most computer programs and operating systems were written using two digits to define the applicable year rather than four digits. This means that any equipment containing computer programs with time-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. In some instances this could result in system failures, disruption in operations and possible inaccuracies of data.

     The Company's vulnerability as it relates to this issue is mainly with the third party vendors whose computer equipment is used in the operations of the MTSO and the customer billing system.

     To assess the exposure to Year 2000 issues for all areas of the business, the Company has staffed a project team. This project team will evaluate all vendors to determine if they are Year 2000 ready as well as identify and test the computer equipment on which the Company is dependent for business operations.

     To date, the Company has initiated formal communications with its significant third party vendors about the Year 2000 issue. These vendors have responded with some assurance that their respective systems are or will be able to accommodate the Year 2000 date. However, the project team has not yet tested these systems to provide assurance of compliance and currently there can be no assurance that these systems will be converted on a timely basis and that the Year 2000 issue will not have an adverse effect on the Company's operations.

     The cost to the Company of being prepared for the Year 2000 has not yet been determined. The goal of the project team is to assess the impact of the Year 2000 issue and develop a plan and cost estimate by mid 1998 that will allow the Company to resolve any Year 2000 issues by December 31, 1998.

  LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities have been used for additional support of capital expenditure programs and to fund acquisitions. During 1997, the Company issued additional Common Stock and redeemed its outstanding Preferred Stock. See Note 9 and 10, Notes to Consolidated Financial Statements. In addition, 1 million outstanding shares of Class B Common Stock were purchased by Boston Ventures Limited Partnership V directly from shareholders pursuant to a tender offer and, upon purchase based on the corporate restructuring described in Item 1 "Business -- Corporate Restructuring," became shares of Class A Common Stock.

     Net cash provided by operating activities was $9.4 million for 1997 compared to $14.8 million for 1996 and $2.4 million in 1995. This decrease from 1996 to 1997 was primarily due to interest paid of $30.0 million in 1997 compared to $4.7 million in 1996, which was offset significantly by the increase in revenue and EBITDA due to growth in subscribers. The increase from 1995 to 1996 was primarily the result of the increase in the number of subscribers and the related growth in revenue.

     In 1997, capital expenditures of $25.6 million were primarily for system buildout. In 1996 and 1995, investing activities included the Horizon and Erie Acquisitions, respectively, and capital expenditures required to support the growth of the business.

     Net cash provided by financing activities was $15.0 million for 1997 compared to $251.2 million for 1996 and $46.6 million in 1995. The 1997 amount includes $43.6 million in net proceeds from the sale of Common Stock which were used primarily to redeem the Preferred Stock, reduce bank debt, and fund capital expenditures. The 1996 amount includes primarily funds received, net of financing costs, from the issuance of Senior Notes and Preferred Stock and borrowings under the bank credit facilities to fund acquisitions. Dividends of $0.3 million and $1.2 million were paid in 1996 and 1995, respectively.

     The Company's plans include a continued buildout of its systems in order to improve coverage and increase usage. During 1998, the Company plans to build 15 to 20 new cell sites. It also plans to strengthen its existing cellular network by sectorizing high traffic cells, increasing microwave capacity and upgrading the Ohio and Pennsylvania systems to state of the art IS-136 TDMA digital. Capital expenditures are projected to be $15 to $20 million for the year ending December 31, 1998. The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. At December 31, 1997, the Company had $95.1 million in additional funds available to borrow under the Bank Credit Facility.

     As a part of the Horizon Acquisition, the Company acquired interim operating authority for the Rural Service Area PA-2. On June 3, 1997, the Federal Communications Commission granted the application of Pinellas Communications for a license to operate a permanent cellular telephone system in PA-2. The Company does not believe that the loss of PA-2 would have a material adverse effect upon the Company's result of operations, financial position or cash flows.

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

EFFECT OF NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted effective January 1, 1998. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods presented is required. The impact of Statement No. 130 on the Company's financial statements is not expected to be material.

     In June 1997, the FASB also issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted effective January 1, 1998. This Statement changes the way companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The impact of Statement No. 131 on the Company's financial statement disclosures is not expected to be material.

INFLATION

     The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

FORWARD LOOKING STATEMENTS

     The description of the Company's capital expenditure plans and Year 2000 preparedness set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services and other technologies that may be developed; and the occurrence of other technological changes affecting the Company's business. For further information regarding these and other risk factors, see Item 1 "Business -- Risk Factors." The Company disclaims any duty to release publicly any updates or revisions to these forward looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                               PAGE
                                                              NUMBER
                                                              ------
FINANCIAL STATEMENTS:
  Report of Independent Auditors............................    25
  Consolidated Balance Sheets as of December 31, 1997 and
     1996...................................................    26
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995.......................    27
  Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 1997, 1996 and 1995...    28
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996, and 1995......................    29
  Notes to Consolidated Financial Statements................    30
SUPPLEMENTARY DATA:
  Schedule-II Valuation and Qualifying Accounts.............    39

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Sygnet Wireless, Inc.

     We have audited the accompanying consolidated balance sheets of Sygnet Wireless, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sygnet Wireless, Inc. at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Cleveland, Ohio
February 6, 1998

                             SYGNET WIRELESS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    860,086    $  2,257,748
  Accounts receivable, less allowance for doubtful accounts
     of $809,800 at December 31, 1997 and $1,168,800 at
     December 31, 1996......................................    10,711,627       8,857,028
  Inventory.................................................     1,867,445       1,696,952
  Prepaid expenses..........................................       309,460         531,171
                                                              ------------    ------------
          Total current assets..............................    13,748,618      13,342,899
Other assets:
  Cellular licenses -- net..................................   245,866,235     252,271,468
  Customer lists -- net.....................................    19,382,087      24,535,885
  Deferred financing costs -- net...........................     8,982,430      10,068,956
                                                              ------------    ------------
          Total other assets................................   274,230,752     286,876,309
Property and equipment -- net...............................    53,007,015      43,958,969
                                                              ------------    ------------
          Total assets......................................  $340,986,385    $344,178,177
                                                              ============    ============
LIABILITIES, REDEEMABLE PREFERRED STOCK AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................  $  3,264,206    $  2,826,629
  Deferred revenue..........................................     2,058,066       1,679,873
  Accrued expenses and other liabilities....................     4,196,230       2,744,789
  Interest payable..........................................     6,749,755       6,940,623
                                                              ------------    ------------
          Total current liabilities.........................    16,268,257      14,191,914
Long-term debt..............................................   305,500,000     312,250,000
Redeemable Series A Senior Cumulative Nonvoting Preferred
  Stock, $.01 par, aggregate redemption value of
  $20,690,411, 500,000 shares authorized, 200,000 shares
  issued and outstanding and warrants.......................            --      19,718,028
Shareholders' equity (deficit):
  Common shares, $.01 par, Class A, 1 vote per share;
     60,000,000 shares authorized; 4,010,653 shares issued
     and outstanding as of December 31, 1997; 2,653 shares
     issued and outstanding as of December 31, 1996.........        40,107              27
  Common shares, $.01 par, Class B, 10 votes per share;
     10,000,000 shares authorized; 5,159,977 shares issued
     and outstanding as of December 31, 1997; 6,167,977
     shares issued and outstanding as of December 31,
     1996...................................................        51,599          61,679
  Additional paid-in capital................................    47,598,498       5,812,211
  Retained deficit..........................................   (28,222,124)     (7,605,730)
  Note receivable from officer/shareholder..................      (249,952)       (249,952)
                                                              ------------    ------------
          Total shareholders' equity (deficit)..............    19,218,128      (1,981,765)
                                                              ------------    ------------
          Total liabilities, redeemable preferred stock and
            shareholders' equity (deficit)..................  $340,986,385    $344,178,177
                                                              ============    ============

See accompanying notes.

                             SYGNET WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31
                                                     ------------------------------------------
                                                         1997           1996           1995
                                                     ------------    -----------    -----------
REVENUE:
  Subscriber revenue...............................  $ 52,638,712    $31,084,883    $17,191,291
  Roamer revenue...................................    26,992,584      9,687,284      4,175,809
  Equipment sales..................................     4,323,052      2,416,769      1,529,284
  Other revenue....................................     1,679,412      1,607,245      1,680,544
                                                     ------------    -----------    -----------
          Total revenue............................    85,633,760     44,796,181     24,576,928
COSTS AND EXPENSES:
  Cost of services.................................    10,048,416      5,508,386      3,365,954
  Cost of equipment sales..........................     9,663,251      5,816,144      4,163,890
  General and administrative.......................    16,975,592      9,852,004      5,563,887
  Selling and marketing............................    10,841,059      6,080,308      3,082,492
  Depreciation and amortization....................    28,718,937     10,038,439      3,486,554
                                                     ------------    -----------    -----------
          Total costs and expenses.................    76,247,255     37,295,281     19,662,777
                                                     ------------    -----------    -----------
Income from operations.............................     9,386,505      7,500,900      4,914,151
OTHER:
  Interest expense.................................    29,901,678     11,173,688      2,660,248
  Other expense, net...............................       101,221        194,723        303,867
                                                     ------------    -----------    -----------
(Loss) income before extraordinary item............   (20,616,394)    (3,867,511)     1,950,036
Extraordinary loss on extinguishment of debt.......            --     (1,420,864)            --
                                                     ------------    -----------    -----------
Net (loss) income..................................  $(20,616,394)   $(5,288,375)   $ 1,950,036
                                                     ============    ===========    ===========
Earnings per share information (pro forma for
  1996):
  Loss before preferred stock dividend and
     accretion.....................................  $(20,616,394)    (5,288,375)
  Preferred stock dividend and accretion...........  $ (2,121,423)   $  (718,028)
                                                     ------------    -----------
  Net loss applicable to common shareholders.......  $(22,737,817)   $(6,006,403)
                                                     ============    ===========
  Net loss per share applicable to common
     shareholders
     Before extraordinary item.....................  $      (2.93)   $      (.74)
     Extraordinary item............................            --           (.23)
                                                     ------------    -----------
     Net loss......................................  $      (2.93)   $     ( .97)
                                                     ============    ===========
Weighted average common shares outstanding.........     7,773,370      6,170,630
                                                     ============    ===========

See accompanying notes.

                             SYGNET WIRELESS, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                   WILCOM CORPORATION                       SYGNET COMMUNICATIONS, INC.              SYGNET
                                      COMMON STOCK                                 COMMON STOCK                   WIRELESS, INC.
                          -------------------------------------   -----------------------------------------------   ---------
                               TYPE A              TYPE B                TYPE A                   TYPE B             CLASS A
                          -----------------   -----------------   --------------------   ------------------------   ---------
                          SHARES    AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT       SHARES       AMOUNT       SHARES
                          ------   --------   ------   --------   --------   ---------   ----------   -----------   ---------
BALANCE AS OF JANUARY 1,
 1995....................   500    $ 12,500   2,500    $ 62,500    209,362   $ 209,362    1,046,801   $ 1,046,801          --
 Net Income..............
 Dividends declared......
 Type A common stock
   repurchased...........
 Type B common stock
   repurchased...........
                           ----    --------   ------   --------   --------   ---------   ----------   -----------   ---------
BALANCE AS OF DECEMBER
 31, 1995................   500      12,500   2,500      62,500    209,362     209,362    1,046,801     1,046,801
 Net loss................
 Dividends declared......
 Corporate merger........  (500)    (12,500)  (2,500)   (62,500)     4,360       4,360       21,800        21,800
 Retirement of treasury
   stock.................                                            8,024                  (40,173)
 Sygnet Wireless
   capitalization........                                         (205,698)   (213,722)  (1,028,428)   (1,068,601)
 Capital contribution of
   S Corporation
   earnings..............
 Preferred stock
   dividend..............
 Accretion of preferred
   stock.................
 Exchange of common
   shares................                                                                                               2,653
                           ----    --------   ------   --------   --------   ---------   ----------   -----------   ---------
BALANCE AS OF DECEMBER
 31, 1996................    --          --      --          --         --          --           --            --       2,653
 Net loss................
 Preferred stock
   dividend..............
 Accretion of preferred
   stock.................
 Stock option
   compensation..........
 Excess of redemption
   price over carrying
   value of preferred
   stock.................
 Net proceeds from
   issuance of common
   shares to Boston
   Ventures..............                                                                                           3,000,000
 Exchange of common
   shares................                                                                                           1,008,000
                           ----    --------   ------   --------   --------   ---------   ----------   -----------   ---------
BALANCE AS OF DECEMBER
 31, 1997................    --    $     --      --    $     --         --   $      --           --   $        --   4,010,653
                           ====    ========   ======   ========   ========   =========   ==========   ===========   =========


                             SYGNET WIRELESS, INC.
                            ------------------------------                                     NOTE
                            CLASS A         CLASS B           ADDITIONAL      RETAINED      RECEIVABLE          TREASURY STOCK
                            -------   --------------------     PAID-IN        EARNINGS     FROM OFFICER/   ------------------------
                            AMOUNT      SHARES     AMOUNT      CAPITAL       (DEFICIT)      SHAREHOLDER      SHARES       AMOUNT
                            -------   ----------   -------   ------------   ------------   -------------   ----------   -----------
BALANCE AS OF JANUARY 1,
 1995....................   $   --            --   $   --    $  4,170,368   $   (482,842)    $(249,952)            --   $        --
 Net Income..............                                                      1,950,036
 Dividends declared......                                                       (713,519)
 Type A common stock
   repurchased...........                                                                                      (8,024)  $  (312,936)
 Type B common stock
   repurchased...........                                                                                     (40,173)  $(1,406,055)
                            -------   ----------   -------   ------------   ------------     ---------     ----------   -----------
BALANCE AS OF DECEMBER
 31, 1995................                                       4,170,368        753,675      (249,952)        48,197   $(1,718,991)
 Net loss................                                                     (5,288,375)
 Dividends declared......                                                       (261,625)
 Corporate merger........                                          48,840
 Retirement of treasury
   stock.................                                      (1,718,991)                                    (48,197)    1,718,991
 Sygnet Wireless
   capitalization........              6,170,630   61,706       1,220,617
 Capital contribution of
   S Corporation
   earnings..............                                       2,809,405     (2,809,405)
 Preferred stock
   dividend..............                                        (690,411)
 Accretion of preferred
   stock.................                                         (27,617)
 Exchange of common
   shares................       27        (2,653)     (27)
                            -------   ----------   -------   ------------   ------------     ---------     ----------   -----------
BALANCE AS OF DECEMBER
 31, 1996................       27     6,167,977   61,679       5,812,211     (7,605,730)     (249,952)            --            --
 Net loss................                                                    (20,616,394)
 Preferred stock
   dividend..............                                      (1,149,040)
 Accretion of preferred
   stock.................                                         (46,849)
 Stock option
   compensation..........                                         306,000
 Excess of redemption
   price over carrying
   value of preferred
   stock.................                                        (925,534)
 Net proceeds from
   issuance of common
   shares to Boston
   Ventures..............   30,000                             43,601,710
 Exchange of common
   shares................   10,080    (1,008,000)  (10,080)
                            -------   ----------   -------   ------------   ------------     ---------     ----------   -----------
BALANCE AS OF DECEMBER
 31, 1997................   $40,107    5,159,977   51,599    $ 47,598,498   $(28,222,124)    $(249,952)            --   $        --
                            =======   ==========   =======   ============   ============     =========     ==========   ===========

See accompanying notes.

                             SYGNET WIRELESS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31
                                                  ---------------------------------------------
                                                      1997            1996             1995
                                                  ------------    -------------    ------------
OPERATING ACTIVITIES
Net (loss) income...............................  $(20,616,394)   $  (5,288,375)   $  1,950,036
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
  Depreciation..................................    16,018,841        5,948,693       2,765,816
  Amortization..................................    12,700,096        4,089,746         720,738
  Compensation expense from issuance of stock
     options....................................       306,000
  Loss on disposal of equipment.................       102,955          177,633         161,222
  Extraordinary loss on extinguishment of
     debt.......................................                      1,420,864
  Changes in operating assets and liabilities:
     Accounts receivable........................    (1,854,599)        (184,315)     (2,838,833)
     Inventory..................................      (170,493)        (287,900)       (184,951)
     Prepaid and deferred expenses..............       232,548           28,649           7,951
     Accounts payable and accrued expenses......     2,866,653        2,424,406        (589,925)
     Accrued interest payable...................      (190,868)       6,481,912         452,933
                                                  ------------    -------------    ------------
          Net cash provided by operating
            activities..........................     9,394,739       14,811,313       2,444,987
INVESTING ACTIVITIES
Acquisitions of Horizon and Erie................      (599,442)    (254,150,136)    (40,533,104)
Purchases of property and equipment.............   (25,575,837)     (10,049,999)     (9,056,098)
Proceeds from sale of equipment.................       405,995                          513,730
                                                  ------------    -------------    ------------
          Net cash used in investing
            activities..........................   (25,769,284)    (264,200,135)    (49,075,472)
FINANCING ACTIVITIES
Dividends paid..................................                       (261,625)     (1,158,980)
Proceeds from long-term debt....................    30,500,000      320,750,000      51,986,188
Principal payments on long-term debt............   (37,250,000)     (78,000,000)       (750,000)
Increase in financing costs.....................       (65,376)     (10,290,097)     (1,716,230)
Net proceeds from issuance of preferred stock...                     19,000,000
Redemption of preferred stock...................   (21,839,451)
Net proceeds from issuance of common stock......    43,631,710
Purchase of treasury stock......................                                     (1,718,991)
                                                  ------------    -------------    ------------
          Net cash provided by financing
            activities..........................    14,976,883      251,198,278      46,641,987
(Decrease) increase in cash and cash
  equivalents...................................    (1,397,662)       1,809,456          11,502
Cash and cash equivalents at beginning of
  year..........................................     2,257,748          448,292         436,790
                                                  ------------    -------------    ------------
          Cash and cash equivalents at end of
            year................................  $    860,086    $   2,257,748    $    448,292
                                                  ============    =============    ============

See accompanying notes.

                             SYGNET WIRELESS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

     Prior to the restructuring, SYGNET and Wilcom had been operating their cellular business through three partnerships (Youngstown Cellular Telephone Company (YCTC), Erie Cellular Telephone Company (Erie), and Wilcom Cellular) and Sharon-Youngstown Cellular, Inc. (Sharon). As a result of the restructuring and merger, Sharon was renamed Sygnet and is the wholly-owned subsidiary and operating company of Sygnet Wireless, Inc. The existence of YCTC, Erie, and Wilcom Cellular terminated on October 1, 1996 when all partnership interests transferred to Sygnet.

2. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted effective January 1, 1998. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Reclassification of financial statements for earlier periods presented is required. The impact of Statement No. 130 on the Company's financial statements is not expected to be material.

     In June 1997, the FASB also issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted effective January 1, 1998. This Statement changes the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to shareholders. The impact of Statement No. 131 on the Company's financial statement disclosures is not expected to be material.

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

                             SYGNET WIRELESS, INC.

     The above transactions were accounted for as purchases and, accordingly, the results of operations of the companies acquired have been included in the consolidated financial statements since the dates of acquisition.

     Cash paid for acquisitions is summarized below:

                                                               1996           1995
                                                           ------------    -----------
Current assets acquired..................................  $  3,613,696    $   923,234
Property and equipment...................................    18,986,400      1,349,195
Cellular licenses........................................   207,223,616     40,289,743
Customer lists...........................................    25,700,000
Current liabilities assumed..............................      (774,134)      (108,878)
                                                           ------------    -----------
Net assets and liabilities acquired......................   254,749,578     42,453,294
Amounts payable in future periods........................      (599,442)    (1,920,190)
                                                           ------------    -----------
Cash paid................................................  $254,150,136    $40,533,104
                                                           ============    ===========

     The pro forma unaudited condensed combined results of operations for the year ended December 31, 1996 as if the purchase occurred on January 1, 1996 are as follows:

                                                                  1996
                                                              ------------
Revenue.....................................................  $ 69,851,000
                                                              ============
Loss before extraordinary item..............................  $(15,283,000)
                                                              ============
Net loss....................................................  $(16,704,000)
                                                              ============
Pro forma net loss per share applicable to common
  shareholders..............................................  $      (3.25)
                                                              ============

4. SIGNIFICANT ACCOUNTING POLICIES

  CONSOLIDATION

     The consolidated financial statements include the accounts of the parent company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

  INTANGIBLE ASSETS

     The FCC issues licenses that enable cellular carriers to provide cellular service in specific geographic areas. The FCC grants licenses for a term of up to 10 years and generally grants renewals if the licensee has

                             SYGNET WIRELESS, INC.

complied with its obligations under the Communications Act of 1934. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding it will award a renewal to a cellular licensee that meets certain standards of past performance. Historically, the FCC has granted license renewals routinely. The Company believes that it has met, and will continue to meet all requirements necessary to secure renewal of its cellular licenses.

     The Company has acquired cellular licenses and customer lists through its acquisition of interests in various cellular systems. The cost of licenses and customer lists acquired was $231,003,426 in 1996. The Company uses a 40 year useful life to amortize its licenses under the straight-line method. Purchased cellular and paging customer lists are being amortized over 5 years under the straight-line method. The components of intangible assets at December 31 are summarized below:

                                                              1997            1996
                                                          ------------    ------------
Cellular licenses.......................................  $255,849,696    $255,849,696
Customer lists..........................................    25,819,792      25,819,792
                                                          ------------    ------------
                                                           281,669,488     281,669,488
Accumulated amortization................................   (16,421,166)     (4,862,135)
                                                          ------------    ------------
                                                          $265,248,322    $276,807,353
                                                          ============    ============

     Amortization expense was $11,559,031, $3,652,470 and $523,768 in 1997, 1996
and 1995, respectively.

     The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. When events and circumstances indicate that intangible and other long-term assets might be impaired, an undiscounted cash flow methodology would be used to determine whether an impairment loss would be recognized.

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

  DEFERRED FINANCING COSTS

     Deferred financing costs are being amortized over the terms of the bank credit facility and senior notes. Accumulated amortization was $1,409,754 and $266,084 at December 31, 1997 and 1996, respectively. Amortization expense was $1,141,065, $437,276 and $196,970 in 1997, 1996 and 1995, respectively. Upon entering into a new bank credit facility in October 1996, an extraordinary loss of $1,420,864 was incurred to write-off unamortized financing costs under the extinguished bank credit agreement as described in Note 6.

  ADVERTISING COSTS

     Advertising costs are recorded as expense when incurred. Advertising expense was $1,841,138, $1,225,151 and $933,498 in 1997, 1996 and 1995,
respectively.

                             SYGNET WIRELESS, INC.

  NET LOSS PER COMMON SHARE

     In 1997, the Company adopted FASB Statement No. 128, Earnings per Share, which replaced the computation of primary and fully diluted earnings per share with basic and diluted earnings per share. No restatement of prior year earnings per share amounts was necessary since the impact was not significant.

     Net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. The pro forma net loss per share for 1996 is based on the number of common shares outstanding, as if the corporate restructuring described in Note 1 occurred at the beginning of the year. The effect of stock options is not included in the computation of dilutive earnings per share since it is anti-dilutive.

     Losses applicable to common shareholders include adjustments for Preferred Stock dividends and accretions and the excess of the redemption price paid over the carrying value of the Preferred Stock. Earnings per share for 1995 is not presented because such data prior to the restructuring described in Note 1 is not meaningful.

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

  SIGNIFICANT CONCENTRATIONS

     In connection with providing cellular services to customers of other cellular carriers, the Company has contractual agreements with those carriers which provide for agreed upon billing rates between the parties. Approximately 43%, 48% and 62% of the Company's Roamer Revenue was earned from two cellular carriers in 1997, 1996 and 1995, respectively.

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

     The Company may be exposed to credit loss in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates the counterparties will be able to fully satisfy its obligations under the agreements.

                             SYGNET WIRELESS, INC.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1997 and 1996, the carrying value of cash equivalents, accounts receivable, the interest rate swap and the long-term bank debt approximated fair value. The fair value of the long-term unsecured senior notes, calculated based on quoted market prices, was $118,800,000 and $112,750,000 at December 31, 1997 and 1996, respectively.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                           USEFUL LIFE         1997            1996
                                           ------------    ------------    ------------
Land, building and improvements..........    5-19 years    $ 10,575,573    $  7,296,770
Cellular system and equipment............  2.5-19 years      57,010,440      41,498,865
Customer premise equipment...............       3 years         665,935       1,690,906
Office furniture and equipment...........    3-10 years       9,257,464       4,341,459
Cell site construction in progress.......                     1,522,275       1,076,817
                                                           ------------    ------------
                                                             79,031,687      55,904,817
Accumulated depreciation.................                   (26,024,672)    (11,945,848)
                                                           ------------    ------------
                                                           $ 53,007,015    $ 43,958,969
                                                           ============    ============

     At December 31, 1997, the Company had purchase commitments of approximately $9.3 million for equipment.

6. LONG-TERM DEBT

     On September 19, 1996, the Company issued $110,000,000 11-1/2% unsecured Senior Notes due October 1, 2006 (the Notes). The Notes pay interest semiannually on April 1 and October 1 of each year commencing April 1, 1997. The Notes are redeemable at the option of the Company at redemption prices (expressed as a percentage of principal amount) ranging from 105.75% in 2001 to 100.00% in 2005 and thereafter. Among other things, the Notes contain certain covenants which limit additional indebtedness, payment of dividends, sale of assets or stock, changes in control and transactions with related parties. The proceeds from the Notes were used to repay amounts borrowed under a $75 million bank credit agreement and to finance the acquisition of Horizon described in
Note 3.

     On October 9, 1996, Sygnet entered into a new financing agreement (the Bank Credit Facility) with a commercial bank group. The Bank Credit Facility is a senior secured reducing revolver that provides Sygnet the ability to borrow up to $300.0 million through June 30, 1999. Mandatory reductions in the revolver occur quarterly thereafter through June 30, 2005, when the Bank Credit Facility terminates. The Bank Credit Facility is secured by certain assets and the stock of Sygnet. The Bank Credit Facility provides for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate (LIBOR) or the prime rate. Interest payments are made quarterly. As of December 31, 1997, $195.5 million was outstanding under the Bank Credit Facility.

     Among other things, the Bank Credit Facility contains financial covenants which require the maintenance of debt service ratios and the hedging of interest rate risk and limit distributions to shareholders and sales of assets. In connection with these covenants, the Company has a three year interest rate swap with a total underlying notional amount of $80 million. The swap agreements converted the interest rate on $80 million notional amount of the credit facility from a variable rate based upon a three month LIBOR (5.81% at December 31, 1997) to fixed rates ranging from 5.79% to 6.03%. Amounts paid or received under these agreements are recognized as adjustments to interest expense.

                             SYGNET WIRELESS, INC.

     There are no future minimum payments based upon the borrowing levels at December 31, 1997 for the next five years.

     Interest paid was $30,076,031, $4,691,776 and $2,202,345 in 1997, 1996 and
1995 respectively.

7. LEASES

     The Company has entered into various operating leases for land and office facilities. Leases for tower sites provide for periodic extensions of lease periods with future lease payments indexed to the consumer price index.

     Minimum future rental payments under operating leases having remaining terms in excess of one year as of December 31, 1997 are as follows:

1998............................................  $ 1,777,262
1999............................................    1,445,209
2000............................................    1,182,204
2001............................................      817,668
2002............................................      505,431
Thereafter......................................    6,657,092
                                                  -----------
Total...........................................  $12,384,866
                                                  ===========

     Rent expense was approximately $2,077,644, $906,042 and $460,800 in 1997, 1996 and 1995, respectively.

8. RETIREMENT PLAN

     The Company sponsors a 401(k) retirement and profit sharing plan which covers substantially all its employees. Eligible employees can contribute from 1% to 15% of their compensation. The Company, at its discretion, may match a portion of the employee's contribution. The Company may also, at its discretion, make additional profit sharing contributions to the plan. Total pension expense was $293,000, $181,000 and $114,000 in 1997, 1996 and 1995, respectively.

9. REDEEMABLE PREFERRED STOCK AND WARRANTS

     On April 3, 1997, 100,000 shares of Series A Senior Cumulative Nonvoting Preferred Stock (Preferred Stock) were redeemed by the Company at a cost of $10,000,000 which was funded by the Bank Credit Facility. On June 20, 1997, the remaining 118,394.51 shares of Preferred Stock were redeemed by the Company at a cost of $11,839,451. This redemption was funded by the Common Stock Sale described in Note 10.

     The Preferred Stock had a redemption value of $100 per share and was recorded at fair value on the date of issuance less issuance costs. Dividends were cumulative from the date of issuance, accrued quarterly in arrears and were payable in shares of Preferred Stock. The dividend rates increased annually from 15% in 1997 to 21% in 2000 and thereafter. As of December 31, 1996, the Company accrued stock dividends in the amount of $690,411 (which represented 6,904 shares). The Preferred Stock included the potential issuance of warrants to purchase shares of the Company's Class A Common Stock. For financial reporting purposes, the estimated fair value of the warrants was included with the Preferred Stock in the accompanying balance sheet and the excess of the redemption value of the Preferred Stock over the carrying value was accreted by periodic charges to additional paid-in capital over the life of the issue. No warrants were issued.

     The Company has authorized 5 million shares of Nonvoting Preferred Stock, par value $.01 per share, of which 500,000 are designated as Series A Senior Cumulative Nonvoting Preferred Stock.

                             SYGNET WIRELESS, INC.

     The Company has also authorized 10 million shares of Voting Preferred Stock, par value $.01 per share, none of which are issued as of December 31, 1997.

10. SHAREHOLDERS' EQUITY

     On June 20, 1997, the Company issued and sold 3,000,000 shares of Class A Common Stock, $.01 par value, to Boston Ventures Limited Partnership V (Boston Ventures) at a price of $15 per share (Common Stock Sales). The proceeds of $43.6 million, net of issuance fees of $1.4 million, were used to redeem the remaining outstanding Preferred Stock as described in Note 9, and to reduce amounts outstanding under the Bank Credit Facility. As a condition of the Common Stock Sales, Boston Ventures appointed two representatives on the Company's eleven member board of directors.

     In August 1997, Boston Ventures purchased 1,000,000 shares of Class B Common Stock from shareholders pursuant to a tender offer which upon purchase based on the requirements of the corporate restructuring described in Note 1, became Class A Common Stock.

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

     Under the most restrictive of the covenants discussed in Note 6, the Company could not declare any additional dividends on its common stock at December 31, 1997.

     On December 29, 1994, the Company received a promissory note from an officer/shareholder for $249,952 for the purchase of common shares from a shareholder. The note requires annual payment of interest at 8.23% with principal repayment commencing on December 31, 1998 through December 31, 2001.

11. INCOME TAXES

     On August 31, 1996, SYGNET and Wilcom terminated their status as Subchapter S Corporations. As a result of this termination, application of the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires deferred income taxes to be provided for differences in the basis for tax purposes and for financial accounting purposes of recorded assets and liabilities. As a result of the termination of their Subchapter S Corporation status, SYGNET and Wilcom contributed their undistributed earnings to additional paid-in capital. At December 31, 1997, the Company has net operating loss carryforwards of $28.7 million that expire in 2011 and 2012. For financial reporting purposes, a valuation allowance of $7,747,300 has been recognized to offset the net deferred tax assets which primarily relate to the net operating loss carryforward.

                             SYGNET WIRELESS, INC.

     Amounts for deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                               1997           1996
                                                            -----------    -----------
Deferred tax liabilities:
  Depreciation............................................  $        --    $   787,200
  Amortization............................................    3,593,000      1,271,800
                                                            -----------    -----------
Total deferred tax liabilities............................    3,593,000      2,059,000
Deferred tax assets:
  AMT credit carryforward.................................       63,400         63,400
  Allowance for doubtful accounts.........................      275,300        397,400
  Depreciation............................................      958,400
  Net operating loss carryforward.........................    9,756,800      2,550,000
  Other...................................................      390,400        201,700
                                                            -----------    -----------
                                                             11,444,300      3,212,500
Valuation allowance.......................................   (7,851,300)    (1,153,500)
                                                            -----------    -----------
Total deferred tax assets.................................    3,593,000      2,059,000
                                                            -----------    -----------
Net deferred tax assets...................................  $        --    $        --
                                                            ===========    ===========

     The components of the income tax provision (benefit) in the consolidated statements of operations for the year ended December 31, 1997 and 1996 are as follows:

                                                               1997           1996
                                                            -----------    -----------
Cumulative effect of conversion from S to C corporation
  status..................................................  $        --    $   745,000
Deferred income tax (benefit).............................   (6,697,800)    (1,898,500)
Valuation allowance.......................................    6,697,800      1,153,500
                                                            -----------    -----------
Total provision for income tax (benefit)..................  $        --    $        --
                                                            ===========    ===========

12. STOCK OPTION PLAN

     The Company has stock option plans that provide for the purchase of Class A common stock by employees and directors of the Company. Under the stock option plans the Company is authorized to issue 1,250,000 options for the purchase of shares of Class A common stock (1,000,000 for employees and 250,000 for non-employee directors). These options vest over a period ranging from grant date to five years, are exercisable based upon the terms of the grants and expire at the end of ten years. The Company applies APBO No. 25, Accounting for Stock issued to Employees and related Interpretations in accounting for the plan, which requires that for certain options granted, the Company recognizes as compensation expense the excess of the deemed fair value for accounting purposes of the common stock over the exercise price of the options. For the majority of options, no compensation cost has been recognized. Had compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would not have been materially different from the amounts reported.

     For pro forma calculations the fair value of each option is estimated on the date of grant using the Minimum Value option-pricing model with the following weighted-average assumptions used for grants in both 1997 and 1996: risk-free interest rates ranging from 6.9% to 5.9% and average expected lives ranging from 5.25 to 7.5 years for issued options.

                             SYGNET WIRELESS, INC.

     A summary of the status of the company's stock option plan as of December 31, 1997 and 1996 and changes during the years then ended is presented below:

                                             1997                           1996
                                 ----------------------------    ---------------------------
                                             WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                  SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                 --------    ----------------    -------    ----------------
Outstanding at beginning of
  year.........................   533,200         $10.00              --         $   --
Granted........................   183,000          10.31         533,200          10.00
Exercised......................        --             --              --             --
Canceled.......................        --             --              --             --
                                 --------         ------         -------         ------
Outstanding at year end........   716,200         $10.08         533,200          10.00
                                 ========         ======         =======         ======
Options exercisable at year
  end..........................   651,200                             --
Weighted-average fair value of
  options granted during
  the year.....................  $   7.80                        $    --
Weighted-average remaining
  contractual life.............      8.87                           9.68

     At December 31, 1997, there were 533,800 options available for future grant.

                             SYGNET WIRELESS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 1997

                COL. A                     COL. B                  COL. C                  COL. D         COL. E
                ------                     ------                  ------                  ------         ------
                                                                 ADDITIONS
                                                       ------------------------------
                                         BALANCE AT     CHARGED TO                                      BALANCE AT
                                        BEGINNING OF      COSTS                                           END OF
             DESCRIPTION                   PERIOD      AND EXPENSES   ACQUISITIONS(1)   DEDUCTIONS(2)     PERIOD
--------------------------------------  ------------   ------------   ---------------   -------------   ----------
Year Ended December 31, 1997:
  Deducted from asset account:
    Allowance for doubtful accounts...   $1,168,798     $1,313,973       $     --        $(1,672,928)   $  809,843
Year Ended December 31, 1996:
  Deducted from asset account:
    Allowance for doubtful accounts...   $  402,800     $1,158,844       $391,098        $  (783,944)   $1,168,798
Year Ended December 31, 1995:
  Deducted from asset account:
    Allowance for doubtful accounts...   $  163,440     $  413,025       $ 80,203        $  (253,868)   $  402,800

---------------

(1) Represents allowance for doubtful accounts related to accounts receivable purchased as part of the acquisitions described in Note 3, Notes to Consolidated Financial Statements.

(2) Represents the write-off of uncollectible accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

MANAGEMENT

                NAME                       AGE                             OFFICE
                ----                       ---                             ------
Warren P. Williamson, III............       67        Director and Chairman
Albert H. Pharis, Jr.................       48        Director, President and Chief Executive Officer
Craig T. Sheetz......................       38        Vice President, Chief Financial Officer and
Gregory T. Pauley....................       35        Vice President and Chief Technical Officer
Joseph D. Williamson, II.............       52        Director
Lowry A. Stewart.....................       43        Director
Raymond S. Tittle, Jr................       67        Director
Philip N. Winkelstern................       67        Director
Ralph A. Beard.......................       50        Director
L. B. McKelvey.......................       52        Director
Gregory L. Ridler....................       51        Director
Anthony J. Bolland...................       44        Director
John Hunt............................       32        Director

     WARREN P. WILLIAMSON, III is the founder of the Company and has served as Chairman and Director since the Company's inception. Prior to founding the Company, Mr. Williamson held the positions of President and Chief Executive Officer for WKBN Broadcasting Corporation. He presently serves as Chairman of WKBN Broadcasting Corporation. In addition to his positions with the Company, Mr. Williamson serves as Director and as Chairman of the Executive Committee of the Mahoning National Bank. Mr. Williamson is also a Trustee of the Youngstown State University Foundation. Finally, he serves as Director of the Association of Maximum Service Television, Inc., a trade association representing more than 300 U.S. television stations. Mr. Williamson is the brother of Joseph D. Williamson, II and uncle of Lowry A. Stewart.

     ALBERT H. PHARIS, JR. has served as President, Chief Executive Officer and Director of the Company since the Company's inception in 1985. He has been active as a board member of CTIA since 1985 and as a member of the CTIA Executive Committee since 1989. He has also been Chairman of CTIA's Small Operators Caucus.

     CRAIG T. SHEETZ has served since 1990 as Vice President, Chief Financial Officer and Treasurer of the Company. Prior to 1990, Mr. Sheetz served as Assistant Vice President at PNC Bank and Mellon Bank where he specialized in the media and telecommunications industries.

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

     LOWRY A. STEWART has been a Director of the Company and its predecessor company since its inception. Since 1993, Mr. Stewart has served as Treasurer and Director of WKBN Broadcasting Corporation. Mr. Stewart is the nephew of Warren
P. Williamson, III and Joseph D. Williamson, II.

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

     RALPH A. BEARD has been a Director since November 1996. Mr. Beard has served as legal counsel for the Company since 1987. He is a member of Harrington, Hoppe & Mitchell, Ltd. Mr. Beard is also general counsel and a Director of WKBN Broadcasting Corporation.

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

     ANTHONY J. BOLLAND has been a Director since June 1997. Mr. Bolland is a Managing Director and principal shareholder of the General Partner of Boston Ventures Management, Inc. Prior to that date, he had been a Vice President of First Venture Capital Corporation. Mr. Bolland received his L.L.B. degree from Warwick University, England in 1975. He is currently a director of American Media, Inc., Six Flags Entertainment Corporation and a member of the first Carolina Cable TV Partners Committee.

     JOHN HUNT has been a Director since June 1997. Mr. Hunt is currently an Associate Director for Boston Ventures Management, Inc. From 1988 to 1990 he was employed by Bear, Stearns & Co., Inc. Mr. Hunt received his BA degree from the University of Massachusetts, Amherst in 1988. He is currently a director of Shore-Varrone, Inc. and a shareholder of BVC V, L.L.C.

     Messrs. Bolland and Hunt were designated for election as Directors by Boston Ventures Limited Partnerships V. See Item 13, "Certain Relationships and Related Transactions."

ITEM 11. EXECUTIVE COMPENSATION

     The following table presents summary information concerning compensation received by the Chief Executive Officer and each of the other executive officers for the years ended December 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                                  COMPENSATION
                                              ANNUAL           ------------------
                                           COMPENSATION              AWARDS
                                        -------------------    ------------------
                                                                   SECURITIES             OTHER
 NAME AND PRINCIPAL POSITION    YEAR     SALARY      BONUS     UNDERLYING OPTIONS    COMPENSATION(3)
 ---------------------------    ----    --------    -------    ------------------    ---------------
Warren P. Williamson, III.....  1997    $240,000(1) $32,682                              $7,959
  Chairman                      1996    $256,015(1)              100,000 Shares          $7,812
                                1995    $233,587(1)                                      $7,620
Albert H. Pharis, Jr..........  1997    $240,000    $44,046                              $9,500
  President and                 1996    $218,158    $50,000      225,000 Shares          $9,500
  Chief Executive Officer       1995    $171,900    $50,000                              $7,620
Craig T. Sheetz...............  1997    $139,800    $22,060       50,000 Shares          $6,786
  Vice President, Chief         1996    $127,278    $50,000       53,600 Shares          $9,103
  Financial
  Officer and Treasurer         1995    $ 85,885    $25,000                              $5,790
Greg T. Pauley................  1997    $120,800    $26,146       40,000 Shares          $7,347
  Vice President and            1996    $104,556                  60,000 Shares          $5,468
  Chief Technical Officer       1995    $ 78,000    $25,000                              $4,476
William Zlotnick..............  1997    $120,000    $ 9,091                              $6,455
  Vice President and            1996    $ 27,450(2)               50,000 Shares          $1,000
  Chief Operating Officer

---------------

(1) Does not include salary and bonus paid by the Company for services rendered to WKBN Broadcasting Corporation, which amount was reimbursed to the Company by WKBN Broadcasting Corporation.

(2) Mr. Zlotnick has been employed by the Company since October 9, 1996. For 1996, his salary information, as provided, is for the period October 9 through December 31, 1996.

(3) Represents contributions by the Company to its 401(k) retirement plan.

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

     The following table presents certain information concerning options to purchase shares of Class A Common Stock granted in 1997 to the executive officers and employees of the Company.

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                                                 POTENTIAL REALIZABLE VALUE
                       NUMBER OF       % TOTAL                                                     AT ASSUMED ANNUAL RATES
                       SECURITIES     OF OPTIONS                        MARKET                   OF STOCK PRICE APPRECIATION
                       UNDERLYING     GRANTED TO                       PRICE ON                      FOR OPTION TERM(3)
                        OPTIONS       EMPLOYEES        PER SHARE      THE DATE OF   EXPIRATION   ---------------------------
         NAME          GRANTED(1)   IN FISCAL YEAR   EXERCISE PRICE    GRANT(2)        DATE          5%             10%
         ----          ----------   --------------   --------------   -----------   ----------   -----------   -------------
Craig T. Sheetz.......   50,000          32.25            10.00         $15.00      12/31/2007    $721,671      $1,445,306
Gregory T. Pauley.....   40,000          25.81            10.00         $10.00      02/20/2007     251,558         637,497
All Others............   65,000          41.94            10.00         $10.00      04/01/2007     408,782       1,035,433
                        -------         ------
  Total Options.......  155,000         100.00%


                         GRANT
                          DATE
                         VALUE
                        --------
         NAME              0%
         ----           --------
Craig T. Sheetz.......  $250,000
Gregory T. Pauley.....        --
All Others............        --
  Total Options.......

---------------

(1) Options granted to Messrs. Sheetz and Pauley were exercisable and vested in full effective on the date of grant. All other options granted during 1997 were exercisable in full and vest at the rate of 20% on each anniversary of the date of grant. Unvested options terminate if the holder's employment with the Company terminates.

(2) The fair market value of the shares for the options granted on February 20, 1997 and April 1, 1997 is assumed to be $10.00 per share. For the options granted on December 31, 1997, the fair market value is assumed to be $15.00 per share. There is no established trading market for the Class A or Class B Common Stock.

(3) The amounts shown under these columns are the result of calculations at 5% and 10% rates as required by the SEC and are not intended to forecast future appreciation of the stock price of the Class A Common Stock.

     The following table presents certain information concerning the value of unexercised options to purchase shares of Class A Common Stock as of December 31, 1997 for the executive officers of the Company. No options were exercised in fiscal 1997. All outstanding options were exercisable in full.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                                        NUMBER OF         VALUE OF UNEXERCISED
                                            SHARES                SECURITIES UNDERLYING       IN-THE-MONEY
                                          ACQUIRE ON    VALUE      UNEXERCISED OPTIONS         OPTIONS AT
                  NAME                     EXERCISE    REALIZED   AT DECEMBER 31, 1997    DECEMBER 31, 1997(1)
                  ----                    ----------   --------   ---------------------   --------------------
Albert H. Pharis, Jr....................      0         $0.00            225,000               $1,125,000
W. P. Williamson, III...................      0          0.00            100,000                  500,000
Craig T. Sheetz.........................      0          0.00            103,600                  518,000
Gregory T. Pauley.......................      0          0.00            100,000                  500,000
William Zlotnick........................      0          0.00             50,000                  250,000

---------------

(1) The fair market value of the shares at December 31, 1997 is assumed to be $15.00 per share. There is no established trading market for the Class A or Class B Common Stock.

BONUS PLAN

     The Board of Directors of the Company has instituted a cash bonus program for executive officers for 1998 that will pay 40% of base salaries if certain targets are met. The actual payments under this bonus plan may vary depending on whether these targets are met. The criteria to be used and the specific targets to be met by each officer are set by the Board.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements effective October 1996 with Messrs. Pharis and Williamson for an initial term of three years and with Messrs. Sheetz, Pauley and Zlotnick for an initial term of two years. All agreements have automatic one-year renewals after the initial terms expire. The agreements provide for minimum annual base salaries of $240,000, $240,000, $135,000, $120,000 and $120,000, respectively.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors of the Company determines the compensation of the Company's executive officers. During fiscal year 1997, the members of the Compensation Committee were Gregory L. Ridler, Philip N. Winkelstern, Joseph D. Williamson, II and Lowry A. Stewart.

     In fiscal year 1997, Warren P. Williamson, III, Chairman and a Director of the Company, served as a Director and a member of the Executive Committee of Mahoning National Bank, which Committee performs the equivalent functions of a compensation committee, and Mr. Ridler, President of Mahoning National Bank, served as a Director and a member of the Compensation Committee of the Company.

     Warren P. Williamson, III also served as a Director of WKBN Broadcasting Corporation (WKBN). Mr. Stewart and Joseph D. Williamson, II, both Directors and executive officers of WKBN, served as Directors and members of the Compensation Committee of the Company. The Board of Directors of WKBN performs the equivalent functions of a compensation committee.

     The Company provided cellular telephone service during 1997 for $48,287 to WKBN and management companies that provide services to WKBN. WKBN is a company owned by the Williamson family. Warren P. Williamson, III, a Director and Chairman of the Company, provided consulting services to WKBN and was paid $107,526 in 1997 for such services. In 1997, the Company purchased advertising services and facilities from WKBN and management companies that provide services to WKBN for $158,691. Warren P. Williamson, III is the Chairman of WKBN. Joseph
D. Williamson, II, a Director of the Company, is the President of WKBN. Lowry A. Stewart, a Director of the Company, is the Treasurer and a Director of WKBN.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's Class A and Class B Common Stock as of February 11, 1998 by (i) each director of the Company, (ii) each named executive officer of the Company, (iii) all officers and directors as a group and (iv) each person known to the Company to beneficially own 5% or more of any class of the Company's securities.

                                                NUMBER OF SHARES
                                              BENEFICIALLY OWNED(1)          % SHARES BENEFICIALLY OWNED
       NAME OF BENEFICIAL OWNER         ---------------------------------   ------------------------------
--------------------------------------      CLASS A           CLASS B           CLASS A         CLASS B
DIRECTORS AND NAMED EXECUTIVE OFFICERS  COMMON STOCK(2)    COMMON STOCK     COMMON STOCK(3)   COMMON STOCK
--------------------------------------  ---------------   ---------------   ---------------   ------------
J.D. Williamson, II.................           4,000         1,393,484             .09           27.01
Warren P. Williamson, III...........         100,000         1,353,510(4)         2.15           26.23
Lowry A. Stewart....................           4,000           304,390(5)          .09            5.90
Raymond Tittle, Jr..................           4,000           281,223             .09            5.45
Albert H. Pharis, Jr................         225,000            30,275            4.83            0.59
Craig T. Sheetz.....................         103,600                              2.22
William Zlotnick....................          50,000                              1.07
Gregory T. Pauley...................         100,000                              2.15
Ralph A. Beard......................           8,000                               .17
Lucius B. McKelvey..................           8,000                               .17
Gregory L. Ridler...................           8,000                               .17
Philip N. Winkelstern...............           8,000                               .17
All directors and officers as a group
  (14 persons)......................         622,600         3,362,882(6)        13.36           65.17
OTHER 5% OWNERS
Boston Ventures.....................       4,000,000                             85.80
  1 Federal Street, 23rd Floor
  Boston, MA 02110
Mahoning National Bank
  of Youngstown.....................                           652,872(7)                        12.65
  P.O. Box 479
  Trust Department
  Youngstown, OH 44501
Martha J. Stewart...................                           336,730(8)                         6.53
  15 Mill Trace Road
  Youngstown, Ohio 44511

---------------

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting or to dispose or direct the disposition of any security. At February 11, 1998 the Company's total issued and outstanding stock was 9,170,630 shares, 4,010,653 of which were Class A and 5,159,977 were Class B. Class B Common Stock is automatically converted to Class A Common Stock upon transfer. Class A Common Stock is entitled to one vote per share and Class B Common Stock is entitled to ten votes per share.

(2) Consists of shares of Class A Common Stock underlying currently exercisable employee stock options granted under the SOP.

(3) For purposes of determining the percentage ownership, outstanding shares of Class A Common Stock include 4,010,653 shares outstanding and 615,200 shares underlying currently exercisable stock options.

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

(7) Represents Class B Common Stock beneficially owned by Mahoning National Bank of Youngstown as trustee under certain Williamson family trusts.

(8) Includes 14,540 shares of Class B Common Stock held by Martha J. Stewart as successor trustee for her niece Kathryn A. Stewart; 14,540 shares of Class B Common Stock held by Martha J. Stewart as successor trustee for her niece Cristina Marie Sparks-Stewart; and 13,960 shares of Class B Common Stock held by Martha J. Stewart as successor trustee for her nephew David E. Stewart. Ms. Stewart disclaims beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 29, 1994, the Company loaned $249,952 to Albert H. Pharis, Jr., the President, Chief Executive Officer and a Director of the Company to permit Mr. Pharis to purchase stock of the Company from another shareholder. The note requires annual payment of interest at 8.23% with principal repayment commencing on 12/31/98 through 12/31/01.

     During fiscal year 1997, the Company paid Harrington, Hoppe & Mitchell, Ltd. fees of $126,689 for certain legal services, and the Company expects to retain that firm to provide legal services in fiscal year 1998. Ralph A. Beard, a Director of the Company, is a member of Harrington, Hoppe & Mitchell, Ltd.

     See Item 11, "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

     On June 20, 1997, the Company sold 3,000,000 shares of its Class A Common Stock, $.01 par value, to Boston Ventures Limited Partnership V ("Boston Ventures") at a price of $15.00 per share (the "Private Placement"). In connection with the Private Placement, Boston Ventures offered to purchase up to 1,000,000 additional shares of Common Stock from the Company's existing shareholders at a price of $15.00 per share (the "Offer"). The following directors and executive officers of the Company sold shares of Common Stock to Boston Ventures pursuant to the Offer: J. D. Williamson, II 467,990 shares; Warren P. Williamson, III 100,000 shares; Lowry A. Stewart 30,000 shares; Raymond Tittle, Jr. 30,000 shares; and Albert H. Pharis, Jr. 10,000.

     In connection with the Private Placement, the Company entered into three agreements with Boston Ventures; an Investment Agreement, a Registration Rights Agreement and a Stockholders Agreement. The following summary description of these agreements is qualified in its entirety by the actual terms of the agreements.

Investment Agreement

     Under the Investment Agreement, persons designated by Boston Ventures ("Investor Directors") are to constitute at least 2/11ths of the Boards of Directors of the Company and its subsidiaries and of the executive committee. In addition, the Company is required to obtain the approval of at least one Investor Director before it may, among other things, enter into certain transactions such as significant related party transactions, certain mergers or acquisitions, significant sales of assets or stock, incur significant indebtedness, pay dividends, redeem stock, hire or terminate executive officers or materially alter executive compensation agreements. The foregoing provisions will generally continue until such time as Boston Ventures holds less than 40% of the Common Stock issued to it.

Registration Rights Agreement

     The Registration Rights Agreement, dated as of June 20, 1997, among the Company, Boston Ventures and J.D. Williamson, II and Warren P. Williamson, III (the "Williamsons"), provides Boston Ventures and the Williamsons and certain of their transferees (together the "Stockholders") with certain rights with respect to the registration of their shares for sale under the federal and state securities laws. The Stockholders may, after the earlier of the Company's initial public offering or January 1, 2000, request that the Company file a registration statement for the public offering of their shares provided the anticipated aggregate offering price for the shares is at least $25,000,000. The Stockholders are entitled to three such demand registrations and will also have certain piggyback and other registration rights. The Company will bear the costs of registrations, including the fees of the selling shareholders' counsel. In addition, the Company may not grant registration rights to any other person without the prior written consent of Boston Ventures.

Stockholders Agreement

     The Stockholders Agreement, dated as of June 20, 1997, among the Company, Boston Ventures and the Williamsons prohibits transfers of shares of Common Stock by Boston Ventures or the Williamsons prior to January 1, 2000 (except for transfers pursuant to the Offer and certain estate planning transfers by the Williamsons) and establishes rights of first refusal with respect to other transfers. If a Stockholder desires to transfer shares, such Stockholder must first offer such shares to the Company and the other Stockholders.

     The Stockholders Agreement requires each Stockholder to vote his shares in a manner consistent with the Company's obligations under the Investment Agreement. Except for provisions relating to the Board of Directors and voting, the Stockholders Agreement terminates upon the initial public offering of the Company's Common Stock.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Sygnet Wireless, Inc. are included in Item 8:

        Consolidated Balance Sheets as of December 31, 1997 and 1996.

        Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995.

        Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for the years ended December 31,
           1997, 1996, and 1995.

        Notes to Consolidated Financial Statements.

   (2) The following consolidated financial statement schedule of Sygnet Wireless, Inc. is included in Item 8:

        Schedule II-Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are unapplicable, and therefore, have been omitted.

   (3) Exhibits.

       2.1      Certificate of Merger dated August 26, 1996, including the
                Amended and Restated Agreement and Plan of Merger dated
                August 19, 1996.(1)[2.1]
       2.2      Amended and Restated Agreement and Plan of Transfer of
                Assets dated August 28, 1996.(1)[2.2]
       2.3      Agreement and Plan of Recapitalization of Sygnet Wireless,
                Inc. dated August 28, 1996.(1)[2.3]
       3.1      Amended and Restated Articles of Incorporation of Sygnet
                Wireless, Inc.(2)[3.1] 3.2 Code of Regulations of Sygnet
                Wireless, Inc.(2)[3.2]
       4.1      Indenture dated as of September 26, 1996 between Sygnet
                Wireless, Inc. and Fleet National Bank, as Trustee(2)[4]
      10.1      Employment Agreement dated August 26, 1996 between the
                Registrant and Albert H. Pharis, Jr.#(1)[10.1]

      10.2      Employment Agreement dated August 26, 1996 between the
                Registrant and Warren P. Williamson, III.#(1)[10.2]
      10.3      Employment Agreement dated August 26, 1996 between the
                Registrant and Craig T. Sheetz.#(1)[10.3]
      10.4      Employment Agreement dated August 26, 1996 between the
                Registrant and Gregory T. Pauley.#(1)[10.4]
      10.5      Employment Agreement dated August 26, 1996 between the
                Registrant and William Zlotnick#(3)
      10.6 Sygnet Wireless, Inc. 1996 Stock Option Plan (including form of Stock Option Agreement).#(1)[10.5]
      10.7      Sygnet Wireless, Inc. 1996 Stock Option Plan for
                Non-Employee Directors. #(2)[10]
      10.8 Office Lease Agreement dated September 16, 1994 by and between K&T Realty and SYGNET Communications, Inc. for the premises located at 6550 Seville Drive, Canfield.(1)[10.6]
      10.9      Ground Lease Agreement dated December 15, 1987 between WKBN
                Broadcasting Corporation. And Youngstown Cellular Telephone
                Company.(1)[10.11]
      10.10     DMS-MTX Cellular Supply Agreement dated June 1, 1996 between
                Youngstown Cellular Telephone Company and Northern Telecom,
                Inc.(1)[10.12]
      10.11     Intercarrier Services Agreement dated April 25, 1995 between
                Youngstown Cellular Telephone Company and EDS Personal
                Communications Corporation.(1)[10.13]
      10.12     Software License Agreement dated April 20, 1995 between
                Youngstown Cellular Telephone Company and International
                Telecommunication Data Systems, Inc.(1)[10.14]
      10.13     License Agreement between JSJ Software, Inc. and Youngstown
                Cellular Telephone Company.(1)[10.15]
      10.14     Product Service Agreement dated February 1, 1995 between
                Glenayre Care and Wilcom Cellular.(1)[10.16]
      10.15     Asset Acquisition Agreement dated July 11, 1996 between
                Horizon Cellular Telephone Company of Chautauqua, L.P.,
                Horizon Cellular Telephone Company of Crawford, L.P.,
                Horizon Cellular Telephone Company of Indiana, L.P., and
                SYGNET Communications, Inc.(1)[10.17]
      10.16     Agreement for Purchase of Partnership Interest dated
                September 15, 1995 between SYGNET Communications, Inc. and
                Erie Cellular Systems, Inc.(1)[10.18]
      10.17     Stock Purchase Agreement between SYGNET Communications,
                Inc., Wilcom Corporation, and Advent IV Capital Liquidating
                Trust, TA Associates IV, TA Venture Investors Limited
                Partnership, Elden J. Heinz, Security Investment Management
                & Trust Company, The Planned Giving Foundation, Inc., and
                Erma Heinz.(1)[10.19]
      10.18 Credit Agreement dated October 9, 1996 among the Registrant and The Toronto- Dominion Bank and PNC Bank, National
                Association.(3)[10.20]
      10.19 Promissory Note dated December 29, 1994 executed and delivered by Albert H. Pharis, Jr. in favor of the Registrant.(1)[10.22]
      10.20 Cellular One License Agreement dated February 28, 1992 between Cellular One Group and Erie Cellular Telephone
                Company.(1)[10.23]
      10.21 Preferred Stock and Common Stock Warrant Purchase Agreement dated October 9, 1996 between the Registrant and Toronto
                Dominion Investments, Inc.(4)[10.21]
      10.22     Preferred Stock Sale Agreement dated April 3, 1997 among
                Sygnet Redemption Corp., a wholly owned subsidiary of Sygnet
                Wireless, Inc., and Toronto Dominion Investments, Inc.,
                Northstar High Total Return Fund and PNC Venture
                Corp.(4)[10.21]

      10.23     Investment Agreement dated as of June 20, 1997 between
                Sygnet Wireless, Inc. and Boston Ventures Limited
                Partnership V.(5)[10.23]
      10.24 Registration Rights Agreement dated as of June 20, 1997 among Sygnet Wireless, Inc., Boston Ventures Limited
                Partnership V, J.D. Williamson, II and Warren P. Williamson,
                III.(5)[10.24]
      10.25     Stockholders Agreement dated as of June 20, 1997 among
                Sygnet Wireless, Inc., Boston Ventures Limited Partnership
                V, J.D. Williamson, II and Warren P. Williamson,
                III(5)[10.25]
      21.1      Subsidiary of Sygnet Wireless, Inc.(1)[21.1]
      24.1 Powers of Attorney (included on the signature page to the Annual Report).
      27.1      Financial Data Schedule.

---------------

# Denotes officer/director compensation plan or arrangement.

(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-10161), as the exhibit number indicated in brackets and incorporated by reference herein.

(2) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

(3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

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

              SIGNATURES                                  TITLE                         DATE
              ----------                                  -----                         ----

     /s/ WARREN P. WILLIAMSON, III       Director and Chairman                    February 18, 1998
---------------------------------------
       Warren P. Williamson, III

       /s/ ALBERT H. PHARIS, JR.         Director, President and Chief Executive  February 18, 1998
---------------------------------------    Officer
         Albert H. Pharis, Jr.

          /s/ CRAIG T. SHEETZ            Vice President, Chief Financial          February 18, 1998
---------------------------------------    Officer, Treasurer
            Craig T. Sheetz

         /s/ WILLIAM ZLOTNICK            Vice President, Chief Operating Officer  February 18, 1998
---------------------------------------
           William Zlotnick

         /s/ GREGORY T. PAULEY           Vice President, Chief Technical Officer  February 18, 1998
---------------------------------------
           Gregory T. Pauley

     /s/ JOSEPH D. WILLIAMSON, II        Director                                 February 18, 1998
---------------------------------------
       Joseph D. Williamson, II

         /s/ LOWRY A. STEWART            Director                                 February 18, 1998
---------------------------------------
           Lowry A. Stewart

      /s/ RAYMOND S. TITTLE, JR.         Director                                 February 18, 1998
---------------------------------------
        Raymond S. Tittle, Jr.

       /s/ PHILIP N. WINKELSTERN         Director                                 February 18, 1998
---------------------------------------
         Philip N. Winkelstern

          /s/ RALPH A. BEARD             Director                                 February 18, 1998
---------------------------------------
            Ralph A. Beard

              SIGNATURES                                  TITLE                         DATE
              ----------                                  -----                         ----
          /s/ L. B. MCKELVEY             Director                                 February 18, 1998
---------------------------------------
            L. B. McKelvey

         /s/ GREGORY L. RIDLER           Director                                 February 18, 1998
---------------------------------------
           Gregory L. Ridler

        /s/ ANTHONY J. BOLLAND           Director                                 February 18, 1998
---------------------------------------
          Anthony J. Bolland

             /s/ JOHN HUNT               Director                                 February 18, 1998
---------------------------------------
               John Hunt

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