Form 10-Q
period 1998-03-31
SYGNET WIRELESS INC
filed 1998-05-06
CIK 879313

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

                        Commission File Number:    333-10161
                                               ------------------

                              Sygnet Wireless, Inc.
             (Exact name of registrant as specified in its charter)

               Ohio                                       34-1689165
--------------------------------                      ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

6550-B Seville Drive, Canfield, Ohio                         44406
------------------------------------                    ----------------
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
                                    FORM 10-Q
                           PERIOD ENDED MARCH 31, 1998


PART I  -  FINANCIAL INFORMATION
--------------------------------

     Item 1.      Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997

                  Consolidated Statements of Operations for the Three Months Ended March 31, 1998 and March 31, 1997

                  Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1998 and March 31, 1997

                  Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  -  OTHER INFORMATION
-----------------------------

     Item 6.      Exhibits and Reports on Form 8-K

                              SYGNET WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31           DECEMBER 31
                                                                                      1998                 1997
                                                                                 ---------------      --------------
ASSETS                                                                             (UNAUDITED)             (NOTE)
Current assets:
   Cash and cash equivalents                                                      $   2,108,974       $     860,086
   Accounts receivable, less allowance for doubtful accounts of $634,200 at
     March 31, 1998 and $809,800 at December 31, 1997                                10,060,665          10,711,627
   Inventory                                                                          1,423,362           1,867,445
   Prepaid expenses                                                                     416,709             309,460
                                                                                  -------------       -------------
         Total current assets                                                        14,009,710          13,748,618

Other assets:
   Cellular licenses - net                                                          244,264,927         245,866,235
   Customer lists - net                                                              18,097,088          19,382,087
   Deferred financing costs - net                                                     8,697,005           8,982,430
                                                                                  -------------       -------------
         Total other assets                                                         271,059,020         274,230,752
Property and equipment--net                                                          53,072,881          53,007,015
                                                                                  =============       =============
         Total assets                                                             $ 338,141,611       $ 340,986,385
                                                                                  =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   2,672,517       $   3,264,206
   Deferred revenue                                                                   2,174,495           2,058,066
   Accrued expenses and other liabilities                                             3,648,068           4,196,230
   Interest payable                                                                   9,626,441           6,749,755
                                                                                  -------------       -------------
         Total current liabilities                                                   18,121,521          16,268,257

Long-term debt                                                                      306,000,000         305,500,000
Shareholders' equity:
     Common shares, $.01 par, Class A, 1 vote per share, 60,000,000 shares authorized, 4,017,591 shares issued and outstanding as of March 31,
       1998; 4,010,653 share issued and outstanding as of December 31, 1997              40,176              40,107
     Common shares, $.01 par, Class B, 10 votes per share; 10,000,000 shares authorized, 5,153,039 shares issued and outstanding as of March 31,
       1998; 5,159,977 shares issued and outstanding as of December 31, 1997             51,530              51,599
     Additional paid-in capital                                                      47,598,498          47,598,498
     Retained deficit                                                               (33,420,162)        (28,222,124)
     Note receivable from officer/shareholder                                          (249,952)           (249,952)
                                                                                  -------------       -------------
         Total shareholders' equity                                                  14,020,090          19,218,128
                                                                                  -------------       -------------
         Total liabilities and shareholders' equity                               $ 338,141,611       $ 340,986,385
                                                                                  =============       =============

Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              SYGNET WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 1998               1997
                                                            --------------     --------------

Revenue:
   Subscriber revenue                                        $ 14,362,540       $ 11,725,100
   Roamer revenue                                               6,230,401          5,145,503
   Equipment sales                                              1,189,807            944,677
   Other revenue                                                  385,948            438,462
                                                             ------------       ------------
Total revenue                                                  22,168,696         18,253,742

Costs and expenses:
   Cost of services                                             2,782,559          2,189,472
   Cost of equipment sales                                      2,240,388          2,155,707
   General and administrative                                   4,630,691          3,674,080
   Selling and marketing                                        2,776,250          2,342,679
   Depreciation and amortization                                7,804,626          6,736,650
                                                             ------------       ------------
Total costs and  expenses                                      20,234,514         17,098,588
                                                             ------------       ------------

Income from operations                                          1,934,182          1,155,154

Other:
   Interest expense, net                                        7,069,920          7,402,412
   Other                                                           62,300                  -
                                                             ------------       ------------
Net loss                                                     $ (5,198,038)      $ (6,247,258)
                                                             ============       ============



Earnings per share information:
   Net loss                                                  $ (5,198,038)      $ (6,247,258)
   Preferred stock dividend and accretion                               -       $   (798,789)
                                                             ------------       ------------
   Net loss applicable to common shareholders                $ (5,198,038)      $ (7,046,047)
                                                             ============       ============

   Net loss per share applicable to common shareholders      $       (.57)      $      (1.15)
                                                             ============       ============
Common shares outstanding                                       9,170,630          6,170,630
                                                             ============       ============

                              SYGNET WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      --------------------------------
                                                           1998              1997
                                                      --------------    --------------

OPERATING ACTIVITIES
Net loss                                               $(5,198,038)      $(6,247,258)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
     Depreciation                                        4,632,892         3,551,748
     Amortization                                        3,171,734         3,184,902
     Changes in operating assets and liabilities:
         Accounts receivable                               650,962           321,458
         Inventory                                         444,083          (106,930)
         Prepaid and deferred expenses                    (107,251)          (26,936)
         Accounts payable and accrued expenses          (1,023,422)        1,387,215
         Accrued interest payable                        2,876,686         3,143,807
                                                       -----------       -----------
Net cash provided by operating activities                5,447,646         5,208,006


INVESTING ACTIVITIES
Acquisition of Horizon                                           -          (599,442)
Purchases of property and equipment                     (4,698,758)       (4,301,155)
                                                       -----------       -----------
Net cash used in investing activities                   (4,698,758)       (4,900,597)

FINANCING ACTIVITIES
Proceeds from long-term debt                             4,500,000         3,000,000
Principal payments on long-term debt                    (4,000,000)       (1,000,000)
Increase in financing costs                                      -           (41,259)
                                                       -----------       -----------
Net cash provided by financing activities                  500,000         1,958,741

Increase in cash and cash equivalents                    1,248,888         2,266,150

Cash and cash equivalents at beginning of period           860,086         2,257,748
                                                       -----------       -----------

Cash and cash equivalents at end of period             $ 2,108,974       $ 4,523,898
                                                       ===========       ===========

                              SYGNET WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION AND PRO FORMA INFORMATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 333-10161) filed with the Securities and Exchange Commission.

2.       LONG-TERM DEBT

   The Company has $110 million 11 1/2% unsecured Senior Notes due October 1, 2006 (the Notes). The Notes pay interest semiannually on April 1 and October 1 of each year commencing April 1, 1997. The Notes are redeemable at the option of the Company at redemption prices (expressed as a percentage of principal amount) ranging from 105.75% in 2001 to 100.00% in 2005 and thereafter. Among other things, the Notes contain certain covenants which limit additional indebtedness, payment of dividends, sale of assets or stock, changes in control and transactions with related parties.

   Sygnet Communications, Inc.(Sygnet), a wholly-owned subsidiary of the Company, has a financing agreement (the Bank Credit Facility) with a commercial bank group. The Bank Credit Facility is a senior secured reducing revolver that provides Sygnet the ability to borrow up to $300 million through June 30, 1999. Mandatory reductions in the revolver occur quarterly thereafter through June 30, 2005, when the Bank Credit Facility terminates. The Bank Credit Facility is secured by certain assets and the stock of Sygnet. The Bank Credit Facility provides for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate (LIBOR) or the prime rate. As of March 31, 1998, $196 million was outstanding under the Bank Credit Facility.

3.       REDEEMABLE PREFERRED STOCK AND WARRANTS

   On April 3, 1997, 100,000 shares of Series A Senior Cumulative Nonvoting Preferred Stock (Preferred Stock), were redeemed by the Company at a cost of $10 million which was funded by the Bank Credit Facility. On June 20, 1997, the remaining 118,394.51 shares of Preferred Stock were redeemed by the Company at a cost of $11,839,451. This redemption was funded by the Common Stock Sale described in Note 4.

   The Preferred Stock had a redemption value of $100 per share and was recorded at fair value on the date of issuance less issuance costs. Dividends were cumulative from the date of issuance, accrued quarterly in arrears and were payable in shares of Preferred Stock. The dividend rates increased annually from 15% in 1997 to 21% in 2000 and thereafter. As of March 31, 1997, the Company accrued stock dividends in the amount of $708,000 (which represented 7,080 shares). The Preferred Stock included the potential issuance of warrants to purchase shares of the Company's Class A Common Stock. For financial reporting purposes, the estimated fair value of the warrants was included with the Preferred Stock in the accompanying balance sheet and the excess of the redemption value of the Preferred Stock over the carrying value was accreted by periodic charges to additional paid-in capital over the life of the issue. No warrants were issued.

   The Company has authorized 5 million shares of Nonvoting Preferred Stock, par value $.01 per share, of which 500,000 are designated as Series A Senior Cumulative Nonvoting Preferred Stock.

4.       SHAREHOLDERS EQUITY

   On June 20, 1997, the Company issued and sold 3,000,000 shares of Class A Common Stock, $.01 par value, to Boston Ventures Limited Partnership V (Boston Ventures) at a price of $15 per share (Common Stock Sale). The proceeds of $43.9 million, net of issuance fees, were used to redeem the remaining outstanding Preferred Stock as described in Note 3, and to reduce amounts outstanding under the Bank Credit Facility. As a condition of the Common Stock Sale, Boston Ventures has two representatives on the Company's eleven member board of directors.

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

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997.

For the three months ended March 31, 1998, the Company's total revenue increased by 21.5% to $22.2 million, from $18.3 million in the first three months of 1997. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) increased by 23.4% to $9.7 million (43.9% of total revenue) for the three months ended March 31, 1998 from $7.9 million (43.2%. of total revenue) during the comparable period in 1997. The growth in revenue and EBITDA was the result of continued growth of the subscriber base and increased roaming revenue generated by additional usage. The debt incurred as a result of the Horizon Acquisition as well as the amortization expense from the acquired licenses and customer lists contributed to a net loss of $5.2 million for the three months ended March 31, 1998. This loss represents an improvement from the $6.2 million loss for the first quarter of 1997. This improvement was due mainly to the increase in revenue and EBITDA, as described above, in addition to a decrease in interest expense due to lower levels of debt.

Subscriber revenue grew by 22.5% to $14.4 million for the three months ended March 31, 1998 compared to $11.7 million for the comparable period in 1997 mainly as a result of continued subscriber growth in the Company's markets, despite a decline in average revenue per subscriber. The Company's number of subscribers increased by 29.6% to 147,688 at March 31, 1998 from 113,986 at March 31, 1997 due mainly to internal growth. On a per subscriber basis, average monthly subscriber revenue declined by 7.5% to $32.80 in the first quarter of 1998 from $35.44 in the first quarter of 1997. This was due to increased promotional activity, competitive market pressures and the changing mix of subscribers reflecting increasing levels of safety and security subscribers, who typically purchase less expensive rate plans that include packaged minutes of use.

Roamer revenue grew by 21.1% to $6.2 million during the three months ended March 31, 1998 compared to $5.1 million in the comparable period in 1997. This increase was mainly a result of increased roaming traffic throughout all of the company's systems which more than offset the decline in roaming revenue per minute of use. Roaming minutes of use increased by 31.2% to 11.3 million for the three months ended March 31, 1998 from 8.6 million for the comparable period in 1997. Roaming revenue per minute for the three months ended March 31, 1998 decreased to $0.55 from $0.60 for the comparable period in 1997. This decrease was mainly a result of increased regional roaming traffic that is priced lower than other roaming traffic.

Equipment sales increased by 26.0% to $1.2 million for the three months ended March 31, 1998 compared to $0.9 million for the comparable period in 1997. This increase was due mainly to an increased number of telephones and accessories sold to existing customers for retention purposes.

Cost of services increased by 27.1% to $2.8 million for the three months ended March 31, 1998 from $2.2 million for the comparable period in 1997. This increase was a result of an increase in billing, call delivery, and home subscriber net roaming costs associated with the growth in the subscriber base. Partially offsetting this increase are lower rates for long distance charges and the elimination of costs associated with a switching agreement. As a percentage of total revenue, cost of services was 12.6% for the three months ended March 31, 1998 compared to 12.0% for the same period in 1997.

Cost of equipment sales increased 3.9% to $2.2 million for the three months ended March 31, 1998 from $2.1 million in the comparable 1997 period. This increase was due mainly to an increased number of telephones and accessories distributed to new subscribers, as well as sales to existing subscribers, offset by a reduction in the average cost of telephones and accessories.

General and administrative costs increased by 26.0% to $4.6 million for the three months ended March 31, 1998 from $3.7 million for the comparable period in 1997. This increase was mainly a result of the growth in the subscriber base which caused an increase in compensation, customer retention and bad debt expense. As a percentage of total revenues general and administrative expense was 20.9% for the three months ended March 31, 1998 compared to 20.1% for the same period in 1997.

Selling and marketing costs increased by 18.5% to $2.8 million for the three months ended March 31, 1998 from $2.3 million during the first quarter of 1997. This increase is mainly due to an increase in new subscribers added period to period which caused higher compensation, advertising and occupancy expenses. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased to $298 for the three months ended March 31, 1998 from $310 for the comparable period in 1997. This was primarily a result of a decrease in the average cost of telephones and accessories.

Depreciation and amortization increased to $7.8 million for the three months ended March 31, 1998 from $6.7 million for the comparable period in 1997 due to the depreciation on higher levels of fixed assets resulting from capital expenditures for system growth. For the three months ended March 31, 1998, the Company incurred $4.7 million in capital expenditures, primarily for cell site and system enhancements.

Interest expense decreased to $7.1 million for the three months ended March 31, 1998 from $7.4 million for the comparable period in 1997. This decrease was primarily a result of a lower level of borrowing due to the Common Stock Sale as described in Note 4, Notes to Consolidated Financial Statements (unaudited).

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities have been used for additional support of capital expenditure programs and to fund acquisitions. During 1997, the Company issued additional Common Stock and redeemed its outstanding Preferred Stock. See Notes 3 and 4, Notes to Consolidated Financial Statements (unaudited).

Net cash provided by operating activities was $5.4 million for the 3 months ended March 31, 1998 compared to $5.2 million for the comparable period in 1997. The increase was primarily the result of the increase in the number of subscribers and the related growth in revenue and EBITDA, offset somewhat by a decrease in net working capital.

Net cash used in investing activities was $4.7 million for the three months ended March 31, 1998 compared to $4.9 million for the comparable period in 1997. In 1997, this activity reflects final payments for businesses acquired in 1996, and in 1998, reflects increased levels of purchases of property and equipment primarily for system buildout.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 1998 compared to $2.0 million for the comparable period in 1997. This primarily reflects an improvement in cash management which resulted in a decrease in cash and cash equivalents at March 31, 1998 to $2.1 million compared to $4.5 million at March 31, 1997.

The Company's capital expenditure plans include a continued buildout of its systems in order to improve coverage and increase usage. During 1998, the Company plans to build 15 to 20 new cell sites. It also plans to strengthen its existing cellular network by sectorizing high traffic cells, increasing microwave capacity and upgrading the Ohio and Pennsylvania systems to state of the art IS-136 TDMA digital. As of March 31, 1998, the Company has incurred $4.7 million in capital expenditures and expects to spend between $15 to $17 million for the year ending December 31, 1998. The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. As of March 31, 1998, the Company had $31.7 million in additional funds available to borrow under the Bank Credit Facility.

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

The Company is a holding company with no direct operations and no significant assets other than the stock of Sygnet Communications, Inc., its wholly owned subsidiary. Accordingly, the Company's ability to make principal, interest and other payments to holders of the Senior Notes when due, and to meet its other obligations, is dependent upon the receipt of sufficient funds from its subsidiary. The Bank Credit Facility contains certain restrictions upon the ability of the subsidiary to distribute funds to the Company. The indenture under which the Senior Notes were issued imposes certain limits on the ability of the Company to, among other things, incur additional indebtedness. In addition, the agreement under which the Company issued Common Stock in June 1997 imposes certain limits on the ability of the Company to, among other things, incur additional indebtedness, issue additional capital stock or engage in certain types of transactions.

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

The Company's vulnerability as it relates to this issue is mainly with the third party vendors whose computer equipment is used in the operations of the MTSO and the computer billing system.

To assess the exposure to Year 2000 issues for all areas of the business, the Company has formed a project team. This project team will evaluate all vendors to determine if they are Year 2000 ready as well as identify and test the computer equipment on which the Company is dependent for business operations.

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

FORWARD LOOKING STATEMENTS

The description of the Company's capital expenditure plans and Year 2000 preparedness set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures, Year 2000 preparedness or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services and other technologies that may be developed; the inability of third party vendors to be Year 2000 compliant; and the occurrence of other technological changes affecting the Company's business. For further information regarding these and other risk factors, see "Business - Risk Factors" in the Company's annual report (File No. 333-10161) on Form 10K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The Company disclaims any duty to release publicly any updates or revisions to these forward looking statements.

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                3.1 Amended and restated Articles of Incorporation of Sygnet Wireless, Inc. 1[3.1]

                3.2    Code of Regulations of Sygnet Wireless, Inc. 1[3.2]

                4.1 Indenture dated as of September 26, 1996 between Sygnet Wireless, Inc. and Fleet National Bank, as Trustee. 1[4]

              10.23 Investment Agreement dated as of June 20, 1997 between Sygnet Wireless, Inc. and Boston Ventures Limited Partnership V. 2[10.23]

              10.24 Registration Rights Agreement dated as of June 20, 1997 among Sygnet Wireless, Inc., Boston Ventures Limited Partnership V, J.D. Williamson, II and Warren P. Williamson, III. 2[10.24]

              10.25 Stockholders Agreement dated as of June 20, 1997 among Sygnet Wireless, Inc., Boston Ventures Limited Partnership V, J.D. Williamson, II and Warren P. Williamson, III. 2[10.25]

               27.1    Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998. On May 5, 1998 the Company filed an 8-K reporting the issuance of a press release which announced the decision of the Company to explore strategic alternatives, including the possible sale of the company.

1 Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

2 Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarterly period ended June 30, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                SYGNET WIRELESS, INC.


                                By:  /s/ CRAIG T. SHEETZ
                                     -------------------------------------
                                     Craig T. Sheetz
                                     Vice President and
                                     Chief Financial Officer

                                     (as duly authorized officer and principal financial officer of the registrant)


Dated:  May 5, 1998