Form 10-Q
period 1998-06-30
SYGNET WIRELESS INC
filed 1998-07-28
CIK 879313

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998
                                     -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ________________

                        Commission File Number: 333-10161

                              SYGNET WIRELESS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                           34-1689165
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

6550-B SEVILLE DRIVE, CANFIELD, OHIO                             44406
------------------------------------                           ---------
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
                                    FORM 10-Q
                           PERIOD ENDED JUNE 30, 1998


PART I  -  FINANCIAL INFORMATION

     Item 1.      Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

                  Consolidated Statements of Operations for the Three Months Ended June 30, 1998 and June 30, 1997 and the Six Months Ended June 30, 1998 and June 30, 1997

                  Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1998 and June 30, 1997

                  Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  -  OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 6.      Exhibits and Reports on Form 8-K

                              SYGNET WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS
                               JUNE 30 DECEMBER 31


                                                                                     1998                 1997
                                                                                 ---------------------------------
ASSETS                                                                             (UNAUDITED)             (NOTE)
Current assets:
   Cash and cash equivalents                                                      $     635,537      $     860,086
   Accounts receivable, less allowance for doubtful accounts of $590,198 at
     June 30, 1998 and $809,800 at December 31, 1997                                 12,865,639         10,711,627
   Inventory                                                                          1,636,643          1,867,445
   Prepaid expenses                                                                     725,557            309,460
                                                                                  -------------      -------------
         Total current assets                                                        15,863,376         13,748,618

Other assets:
   Cellular licenses - net                                                          242,663,619        245,866,235
   Customer lists - net                                                              16,812,087         19,382,087
   Deferred financing costs - net                                                     8,411,581          8,982,430
                                                                                  -------------      -------------
         Total other assets                                                         267,887,287        274,230,752
Property, plant and equipment--net                                                   54,264,525         53,007,015
                                                                                  -------------      -------------
         Total assets                                                             $ 338,015,188      $ 340,986,385
                                                                                  =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                                               $   2,512,404      $   3,264,206
   Deferred revenue                                                                   2,291,827          2,058,066
   Accrued expenses and other liabilities                                             4,360,807          4,196,230
   Interest payable                                                                   6,416,455          6,749,755
                                                                                  -------------      -------------
          Total current liabilities                                                  15,581,493         16,268,257


Long-term debt                                                                      310,099,000        305,500,000
Shareholders' equity:
   Common shares, $.01 par, Class A, 1 vote per share, 60,000,000 shares authorized, 4,022,091 shares issued and outstanding as of June 30, 1998;
     4,010,653 shares issued and outstanding as of December 31, 1997                     40,221             40,107
   Common shares, $.01 par, Class B, 10 votes per share; 10,000,000 shares authorized, 5,148,539 shares issued and outstanding as of June 30, 1998;
     5,159,977 shares issued and outstanding as of December 31,1997                      51,485             51,599
   Additional paid-in capital                                                        47,598,498         47,598,498
   Retained deficit                                                                 (35,105,557)       (28,222,124)
   Note receivable from officer/shareholder                                            (249,952)          (249,952)
                                                                                  -------------      -------------
          Total shareholders' equity                                                 12,334,695         19,218,128
                                                                                  -------------      -------------
          Total liabilities and shareholders' equity                              $ 338,015,188      $ 340,986,385
                                                                                  =============      =============

Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              SYGNET WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                             THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                           1998               1997                  1998              1997
                                                   --------------------------------------   -------------------------------------

Revenue:
   Subscriber revenue                              $     15,865,654   $     12,830,909      $     30,228,194  $     24,556,009
   Roamer revenue                                         8,354,745          6,610,335            14,585,146        11,755,838
   Equipment sales                                        1,460,697            976,125             2,650,504         1,920,802
   Other revenue                                            401,160            429,341               787,108           867,803
                                                   --------------------------------------   -------------------------------------
Total revenue                                            26,082,256         20,846,710            48,250,952        39,100,452

Costs and expenses:
   Cost of services                                       2,967,773          2,175,475             5,750,332         4,364,947
   Cost of equipment sales                                2,720,656          2,253,562             4,961,044         4,409,269
   General and administrative                             4,828,235          3,705,491             9,458,926         7,379,571
   Selling and marketing                                  3,023,564          2,446,384             5,799,814         4,789,063
   Depreciation and amortization                          6,715,221          7,020,793            14,519,847        13,757,443
                                                   --------------------------------------   -------------------------------------
Total costs and  expenses                                20,255,449         17,601,705            40,489,963        34,700,293
                                                   --------------------------------------   -------------------------------------

Income from operations                                    5,826,807          3,245,005             7,760,989         4,400,159

Other:
   Interest expense, net                                  7,297,760          7,839,711            14,367,681        15,242,123
   Other                                                    214,443             11,035               276,743            11,035
                                                   ======================================   =====================================
Net loss                                           $     (1,685,396)  $     (4,605,741)     $     (6,883,435) $    (10,852,999)
                                                   ======================================   =====================================


Earnings per share information:
   Net loss                                        $     (1,685,396)  $     (4,605,741)     $     (6,883,435) $    (10,852,999)

   Preferred stock dividend and accretion                   -               (1,322,683)             -               (2,121,472)
                                                   --------------------------------------   -------------------------------------
   Net loss applicable to common shareholders      $     (1,685,396)  $     (5,928,424)     $     (6,883,435) $    (12,974,471)
                                                   ======================================   =====================================

   Net loss per share applicable to common
   shareholders                                    $          (0.18)  $          (0.91)     $          (0.75) $         (2.04)
                                                   ======================================   =====================================
Common shares outstanding                                 9,170,630          6,533,267             9,170,630         6,352,950
                                                   ======================================   =====================================

                              SYGNET WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                       FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,
                                                              --------------------------------------------
                                                                      1998                  1997
                                                              --------------------------------------------

OPERATING ACTIVITIES
Net loss                                                      $        (6,883,434)  $       (10,852,999)
Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
     Depreciation                                                       8,176,381             7,400,810
     Amortization                                                       6,343,466             6,356,633
     Loss on disposal of assets                                            83,378                 -
     Changes in operating assets and liabilities:
         Accounts receivable                                           (2,154,012)           (2,049,946)
         Inventory                                                        230,802               193,021
         Prepaid and deferred                                            (416,097)              250,555
         expenses
         Accounts payable and accrued expenses                           (353,464)              588,078
         Accrued interest payable                                        (333,300)             (264,645)
                                                              --------------------------------------------
Net cash provided by operating activities                               4,693,720             1,621,507


INVESTING ACTIVITIES
Acquisition of Horizon                                                      -                  (599,442)
Purchases of property and equipment                                    (9,917,769)          (10,941,918)
Proceeds from sale of assets                                              400,500                 -
                                                              --------------------------------------------
Net cash used in investing activities                                  (9,517,269)          (11,541,360)

FINANCING ACTIVITIES
Proceeds from long-term debt                                           14,000,000            22,000,000
Principal payments on long-term debt                                   (9,401,000)          (34,250,000)
Increase in financing costs                                                 -                   (72,394)
Redemption of preferred stock                                               -               (21,839,451)
Net proceeds from sale of common stock                                      -                43,875,000
                                                              --------------------------------------------
Net cash provided by financing activities                               4,599,000             9,713,155

Decrease in cash and cash equivalents                                    (224,549)             (206,698)

Cash and cash equivalents at beginning of period                          860,086             2,257,748
                                                              --------------------------------------------

Cash and cash equivalents at end of period                    $           635,537   $         2,051,050
                                                              ============================================


                              SYGNET WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION AND PRO FORMA INFORMATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 333-10161) filed with the Securities and Exchange Commission.

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

   On April 8, 1998 Sygnet entered into an amendment to the Bank Credit Facility which provides for a Swing Loan with one of the members of the commercial bank group. The Swing Loan terms are mainly the same as the Bank Credit Facility except for interest which is calculated at a fixed spread over the Federal Funds Rate. The combined amounts outstanding under the Bank Credit Facility and the Swing Loan cannot exceed $300 million. As of June 30, 1998 the amounts outstanding under the Bank Credit Facility and the Swing Loan are $197.5 million and $2.6 million respectively.

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

5.       COMMITMENTS AND CONTINGENCIES

   On April 30, 1998, the Company announced that it has decided to explore strategic alternatives, including the possible sale of the Company. In accordance with this announcement the Company may be liable to pay severance and incentive compensation to employees if a sale were to occur and certain other conditions are met before December 31, 1998.

   On June 8, 1998, the Company entered into an agreement with Pinellas Communications to purchase the license to operate a cellular telephone system in the Rural Service Area PA-2. The purchase is for $6 million and is pending FCC approval.

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

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

For the three months ended June 30, 1998, the Company's total revenue increased by 25.1% to $ 26.1 million, from $20.8 million in the comparable period in 1997. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) increased by 22.2% to $ 12.5 million ( 48.1% of total revenue) for the three months ended June 30, 1998 from $10.3 million (49.2%. of total revenue) during the comparable period in 1997. The growth in revenue and EBITDA was the result of continued growth of the subscriber base and increased roaming revenue generated by additional usage. The interest expense on the debt incurred as a result of the Horizon Acquisition, as well as the amortization expense from the acquired licenses and customer lists, contributed to a net loss of $1.7 million for the three months ended June 30, 1998. This loss represents an improvement from the $4.6 million loss for the second quarter of 1997. This improvement was due mainly to the increase in revenue and EBITDA, as described above, in addition to a decrease in interest expense due to a lower level of debt.

Subscriber revenue grew by 23.7 % to $15.9 million for the three months ended June 30, 1998 compared to $12.8 million for the comparable period in 1997 mainly as a result of continued subscriber growth in the Company's markets, despite a decline in average revenue per subscriber. The Company's number of subscribers increased by 29.5% to 157,220 at June 30, 1998 from 121,414 at June 30, 1997 due to internal growth. On a per subscriber basis, average monthly subscriber revenue declined by 4.5% to $34.69 in the second quarter of 1998 from $36.34 in the second quarter of 1997. This was due to continuing promotional activity, competitive market pressures and the changing mix of subscribers reflecting increasing levels of subscribers who typically purchase less expensive rate plans that include packaged minutes of use.

Roamer revenue grew by 26.4% to $8.4 million during the three months ended June 30, 1998 compared to $6.6 million for the comparable period in 1997. This increase was mainly a result of increased roaming traffic throughout all of the Company's systems which more than offset the decline in roaming revenue per minute of use. Roaming minutes of use increased by 31.3 % to 14.8 million for the three months ended June 30, 1998 from 11.3 million for the comparable period in 1997. Roaming revenue per minute, including tolls, for the three months ended June 30, 1998 decreased to $0.57 from $0.59 for the comparable period in 1997. This decrease was mainly a result of increased regional roaming traffic that is priced lower than other roaming traffic.

Equipment sales revenue increased by 49.6 % to $1.5 million for the three months ended June 30, 1998 compared to $1.0 million for the comparable period in 1997. This increase was due mainly to an increased number of telephones and accessories sold to existing customers for retention purposes.

Cost of services increased by 36.4% to $3.0 million for the three months ended June 30, 1998 from $2.2 million for the comparable period in 1997. This increase was mainly a result of an increase in home subscriber net roaming costs as well as increased billing and call delivery expenses associated with the growth in the subscriber base. The increase in net roaming costs is attributed mostly to increased levels of regional roaming for which rates to customers are low which has stimulated usage. Partially offsetting this increase are lower costs to the Company for long distance charges and the elimination of costs associated with a terminated switching agreement. As a percentage of total revenue, cost of services was 11.4% for the three months ended June 30, 1998 compared to 10.5% for the same period in 1997.

Cost of equipment sales increased 20.7% to $2.7 million for the three months ended June 30, 1998 from $2.3 million in the comparable 1997 period. This increase was due mainly to an increased number of telephones and accessories sold to existing subscribers as described above, as well as equipment subsidies and sales to new subscribers, offset by a reduction in the average cost of telephones and accessories.

General and administrative costs increased by 30.3% to $4.8 million for the three months ended June 30, 1998 from $3.7 million for the comparable period in 1997. This increase was mainly a result of increased customer retention costs due to competitive pressures as well as the growth in the subscriber base which caused an increase in compensation and bad debt expense. As a percentage of total revenues general and administrative expense was 18.5% for the three months ended June 30, 1998 compared to 17.9% for the same period in 1997.

Selling and marketing costs increased by 23.6% to $3.0 million for the three months ended June 30, 1998 from $2.4 million during the second quarter of 1997. This increase is mainly due to an increase in new subscribers added period to period which caused higher commission and compensation expenses. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased by 9.8% to $285 for the three months ended June 30, 1998 from $316 for the comparable period in 1997. This was primarily a result of an improvement in the margin on telephone and accessory subsidies and sales as well as lower advertising expenses.

Depreciation and amortization decreased to $6.7 million for the three months ended June 30, 1998 from $7.0 million in the comparable period in 1997. This decrease was mainly due to certain cell site equipment obtained in the Horizon Acquisition which became fully depreciated in April 1998. This reduction of depreciation more than offsets the depreciation on higher levels of fixed assets resulting from capital expenditures for system growth. For the three months ended June 30, 1998, the Company incurred $5.2 million in capital expenditures, primarily for cell site and system enhancements.

Interest expense decreased to $7.3 million for the three months ended June 30, 1998 from $7.8 million for the comparable period in 1997. This decrease was primarily a result of a lower level of borrowing due to the Common Stock Sale as described in Note 4, Notes to Consolidated Financial Statements (unaudited).

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

For the six months ended June 30, 1998, the Company's total revenue increased by 23.4% to $48.3 million, from $39.1 million in the first six months of 1997. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) increased by 22.7% to $22.3 million (46.2% of total revenue) for the six months ended June 30, 1998 from $18.2 million (46.4%. of total revenue) during the comparable period in 1997. The growth in revenue and EBITDA was the result of continued growth of the subscriber base and increased roaming revenue generated by additional usage. The interest expense on the debt incurred as a result of the Horizon Acquisition, as well as the amortization expense from the acquired licenses and customer lists, contributed to a net loss of $6.9 million for the six months ended June 30, 1998. This loss represents an improvement from the $10.9 million loss for the six months ended June 30, 1997. This improvement was due mainly to the increase in revenue and EBITDA, as described above, in addition to a decrease in interest expense due to a lower level of debt.

Subscriber revenue grew by 23.1% to $30.2 million for the six months ended June 30, 1998 compared to $24.6 million for the comparable period in 1997 mainly as a result of continued subscriber growth in the Company's markets, despite a decline in average revenue per subscriber. The Company's number of subscribers increased by 29.5% to 157,220 at June 30, 1998 from 121,414 at June 30, 1997 due to internal growth. On a per subscriber basis, average monthly subscriber revenue declined by 6.5% to $33.57 in the first half of 1998 from $35.90 in the first half of 1997. This was due to continuing promotional activity, competitive market pressures and the changing mix of subscribers reflecting increasing levels of subscribers who typically purchase less expensive rate plans that include packaged minutes of use.

Roamer revenue grew by 24.1% to $14.6 million during the six months ended June 30, 1998 compared to $11.8 million in the comparable period in 1997. This increase was mainly a result of increased roaming traffic throughout all of the company's systems which more than offset the decline in roaming revenue per minute of use. Roaming minutes of use increased by 31.2% to 26.1 million for the six months ended June 30, 1998 from 19.9 million for the comparable period in 1997. Roaming revenue per minute, including toll, for the six months ended June 30, 1998 decreased to $0.56 from $0.60 for the comparable period in 1997. This decrease was mainly a result of increased regional roaming traffic that is priced lower than other roaming traffic.

Equipment sales revenue increased by 38.0 % to $2.7 million for the six months ended June 30, 1998 compared to $1.9 million for the comparable period in 1997. This increase was due mainly to an increased number of telephones and accessories sold to existing customers for retention purposes.

Cost of services increased by 31.7% to $5.8 million for the six months ended June 30, 1998 from $4.4 million for the comparable period in 1997. This increase was mainly a result of an increase in home subscriber net roaming costs as well as increased billing and call delivery expenses associated with the growth in the subscriber base. The increase in net roaming costs is attributed mostly to increased levels of regional roaming for which rates to customers are low which has stimulated usage. Partially offsetting this increase are lower costs to the Company for long distance charges and the elimination of costs associated with a terminated switching agreement. As a percentage of total revenue, cost of services was 11.9% for the six months ended June 30, 1998 compared to 11.2% for the same period in 1997.

Cost of equipment sales increased 12.5% to $5.0 million for the six months ended June 30, 1998 from $4.4 million in the comparable 1997 period. This increase was due mainly to an increased number of telephones and accessories sold to existing subscribers, as well as the equipment subsidies and sales to new subscribers, offset by a reduction in the average cost of telephones and accessories.

General and administrative costs increased by 28.2% to $9.5 million for the six months ended June 30, 1998 from $7.4 million for the comparable period in 1997. This increase was mainly a result of the growth in the subscriber base which caused an increase in compensation and increased customer retention costs due to competitive pressures. As a percentage of total revenues general and administrative expense was 19.6% for the six months ended June 30, 1998 compared to 18.9% for the same period in 1997.

Selling and marketing costs increased by 21.1% to $5.8 million for the six months ended June 30, 1998 from $4.8 million for the comparable period in 1997. This increase is mainly due to an increase in new subscribers added period to period which caused higher compensation and commission expenses. Selling and marketing cost per gross new subscriber, including the equipment subsidy, decreased by 7.0% to $291 for the six months ended June 30, 1998 from $313 for the comparable period in 1997. This was primarily a result of an improvement in the margin on telephone and accessory subsidies and sales.

Depreciation and amortization increased to $14.5 million for the six months ended June 30, 1998 from $13.8 million for the comparable period in 1997 due to the depreciation on higher levels of fixed assets resulting from capital expenditures for system growth. This increase more than offset the decrease in depreciation due to certain cell site equipment obtained in the Horizon Acquisition which became fully depreciated in April 1998. For the six months ended June 30, 1998, the Company incurred $9.9 million in capital expenditures, primarily for cell site and system enhancements.

Interest expense decreased to $14.4 million for the six months ended June 30, 1998 from $15.2 million for the comparable period in 1997. This decrease was primarily a result of a lower level of borrowing due to the Common Stock Sale as described in Note 4, Notes to Consolidated Financial Statements (unaudited).

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

Net cash provided by operating activities was $4.7 million for the six months ended June 30, 1998 compared to $1.6 million for the comparable period in 1997. The increase was primarily the result of the increase in the number of subscribers and the related growth in revenue and EBITDA, offset somewhat by a decrease in net working capital.

Net cash used in investing activities was $9.5 million for the six months ended June 30, 1998 compared to $11.5 million for the comparable period in 1997. In 1997, this activity reflects final payments for businesses acquired in 1996. In 1998, this activity reflects decreased levels of purchases of property and equipment primarily for system buildout in addition to proceeds of $300,000 associated with the sale of an undeveloped patent to an officer/shareholder of the Company.

Net cash provided by financing activities was $4.6 million for the six months ended June 30, 1998 compared to $9.7 million for the comparable period in 1997 as the combination of reduced capital expenditures and increased EBITDA reduced the need for outside financing. In 1997, this activity includes $45 million in gross proceeds from the Common Stock Sale which were used primarily to redeem the remaining outstanding Preferred Stock and to reduce amounts outstanding under the Bank Credit Facility.

The Company's capital expenditure plans include a continued buildout of its systems in order to improve coverage and increase usage. During the remainder of 1998 the Company plans to add 8 to 12 new cell sites in addition to the 14 completed through June 30, 1998. In accordance with its plans to strengthen its existing cellular network the Company has completed sectorizing high traffic cell sites and is in the process of increasing microwave capacity and upgrading the Ohio and Pennsylvania systems to state of the art IS-136 TDMA digital. As of June 30, 1998, the Company has incurred $9.9 million in capital expenditures and expects to spend between $15 to $17 million for the year ending December 31, 1998. The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. As of June 30, 1998, the Company had $83.8 million in additional funds available to borrow under the Bank Credit Facility.

As a part of the Horizon Acquisition, the Company acquired interim operating authority for the Rural Service Area PA-2. On June 3, 1997, the Federal Communications Commission granted the application of Pinellas Communications for a license to operate a permanent cellular telephone system in PA-2 and the interim operating authority for PA-2 was terminated. On June 8, 1998, Sygnet entered into an agreement with Pinellas Communications to purchase PA-2. The purchase price of $6 million will be funded through the Bank Credit Facility. The purchase is pending FCC approval. Pending FCC approval, Sygnet has entered into a management agreement and a lease agreement to operate PA-2, subject to oversight by Pinellas Communications.

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

To address the Year 2000 Issue, the Company is in the process of contacting its significant vendors to determine how the Company might be impacted by the Year 2000 Issue. The Company is also in the process of completing an inventory of all its systems and equipment in each market to determine if the Year 2000 Issue could cause a problem.

The Company's primary focus with respect to the Year 2000 Issue is on areas that could materially interrupt the Company's revenue stream. Presently, it appears three main systems have the potential to interrupt the revenue stream due to the Year 2000 Issue: the two cellular switches and the billing system. To address this risk, the Northern Telecom switch, which serves Ohio and Pennsylvania, is expected to have its software upgraded to a Year 2000 compliant version in the fourth quarter of 1998. The Ericsson switch, which serves New York, is expected to have its software upgraded to a Year 2000 compliant version in the first quarter of 1999. It is expected that Northern Telecom and Ericsson will provide sufficient testing prior to installation. The upgrade of the billing system software to a Year 2000 compliant version is expected to be completed in the fourth quarter of 1998. The vendor that provides this system has indicated that Year 2000 compliance testing will be completed by June of 1999.

The expected cost of testing and upgrading these systems has not been determined. Management's current estimate is that the cost of becoming year 2000 compliant is not expected to exceed $250,000. This estimate may change significantly upward or downward as the process continues. Specifically, this estimate may change substantially if other systems or vendors are deemed to be capable of a material interruption of the revenue stream.

FORWARD LOOKING STATEMENTS

The description of the Company's capital expenditure plans and Year 2000 preparedness set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures, Year 2000 preparedness or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services and other technologies that may be developed; the inability of third party vendors to provide products and services which are Year 2000 compliant; and the occurrence of other technological changes affecting the Company's business. For further information regarding these and other risk factors, see "Business - Risk Factors" in the Company's annual report (File No. 333-10161) on Form 10K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The Company disclaims any duty to release publicly any updates or revisions to these forward looking statements.

PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 12, 1998, the annual meeting of Common Stockholders was held at which the shareholders unanimously approved (i) the election of three Class II directors, (ii) stock option grants and other compensation to the Company's executives, (iii) the sale of a company owned patent to Sycord Limited Partnership, a business newly formed by the Chairman, for $300,000 and (iv) the selection of Ernst & Young LLP as the Company's independent auditors.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

              3.1 Amended and restated Articles of Incorporation of Sygnet Wireless, Inc. 1[3.1]

              3.2      Code of Regulations of Sygnet Wireless, Inc. 1[3.2]

              4.1 Indenture dated as of September 26, 1996 between Sygnet Wireless, Inc. and Fleet National Bank, as Trustee. 1[4]

             10.18 Credit Agreement dated October 9, 1996 among the Registrant and The Toronto Dominion Bank and PNC Bank, National Association. 3[10.18]

             10.18a Amendment to Credit Agreement dated October 9, 1996 among the Registrant and The Toronto Dominion Bank and PNC Bank, National Association.

             10.23 Investment Agreement dated as of June 20, 1997 between Sygnet Wireless, Inc. and Boston Ventures Limited Partnership V. 2[10.23]

             10.24 Registration Rights Agreement dated as of June 20, 1997 among Sygnet Wireless, Inc., Boston Ventures Limited Partnership V, J.D. Williamson, II and Warren P. Williamson, III. 2[10.24]

             10.25 Stockholders Agreement dated as of June 20, 1997 among Sygnet Wireless, Inc., Boston Ventures Limited Partnership V, J.D. Williamson, II and Warren P. Williamson, III. 2[10.25]

             10.25a Amendment to Stockholders Agreement among Sygnet Wireless, Inc., Boston Ventures Limited Partnership V, J.D. Williamson, II and Warren P. Williamson, III.

             10.31 Amended and restated Sygnet Wireless, Inc. 1996 Stock Option Plan for Non-Employee Directors.

             10.32 Purchase Agreement dated June 8, 1998 between Sygnet Communications, Inc. and Pinellas Communications.

             10.33 Assignment Agreement dated June 5, 1998 among Sygnet Wireless, Inc., Everett G. Dennison, Gregory T. Pauley, Scott L. Jones, Timothy J. Duffy and Sycord Limited Partnership.

              27.1     Financial Data Schedule.

(b) Reports on Form 8-K. On May 5, 1998 the Company filed an 8-K reporting the issuance of a press release which announced the decision of the Company to explore strategic alternatives, including the possible sale of the company.

1 Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarterly period ended September 30, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

2 Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarterly period ended June 30, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

3 Filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                SYGNET WIRELESS, INC.


                                By:  /s/ Craig T. Sheetz
                                     ------------------------------
                                     Craig T. Sheetz
                                     Vice President and
                                     Chief Financial Officer

                                     (as duly authorized officer and principal financial officer of the registrant)


Dated:   July 24, 1998