Form 10-Q
period 1998-09-30
SYGNET WIRELESS INC
filed 1998-10-30
CIK 879313

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


(MARK ONE)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998
                                    ------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    --------------  ----------------

                        Commission File Number: 333-10161

                              Sygnet Wireless, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                         34-1689165
 ------------------------------                            -------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 6550-B Seville Drive, Canfield, Ohio                             44406
 ----------------------------------------                       ----------
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
                                    FORM 10-Q
                         PERIOD ENDED SEPTEMBER 30, 1998


PART I  -  FINANCIAL INFORMATION
--------------------------------

     Item 1.      Financial Statements (Unaudited)

                  Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

                  Consolidated Statements of Operations for the Three Months Ended September 30, 1998 and September 30, 1997 and the Nine Months Ended September 30, 1998 and September 30, 1997

                  Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1998 and September 30, 1997

                  Notes to Consolidated Financial Statements

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  -  OTHER INFORMATION
-----------------------------

     Item 4.      Submission of Matters to a Vote of Security Holders

     Item 6.      Exhibits and Reports on Form 8-K

                              SYGNET WIRELESS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30       DECEMBER 31
                                                                                     1998              1997
                                                                                -------------     -------------
ASSETS                                                                           (UNAUDITED)          (NOTE)
Current assets:
   Cash and cash equivalents                                                    $     467,124     $     860,086
   Accounts receivable, less allowance for doubtful accounts of $565,862 at
     September 30, 1998 and $809,800 at December 31, 1997                          13,506,769        10,711,627
   Inventory                                                                        1,539,169         1,867,445
   Prepaid expenses                                                                   929,915           309,460
                                                                                -------------     -------------
         Total current assets                                                      16,442,977        13,748,618

Other assets:
   Cellular licenses - net                                                        241,062,311       245,866,235
   Customer lists - net                                                            15,527,090        19,382,087
   Deferred financing costs - net                                                   8,126,156         8,982,430
                                                                                -------------     -------------
         Total other assets                                                       264,715,557       274,230,752
Property, plant and equipment--net                                                 52,137,706        53,007,015
                                                                                -------------     -------------
         Total assets                                                           $ 333,296,240     $ 340,986,385
                                                                                =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   1,807,017     $   3,264,206
   Deferred revenue                                                                 2,381,739         2,058,066
   Accrued expenses and other liabilities                                           4,591,172         4,196,230
   Interest payable                                                                 9,533,632         6,749,755
                                                                                -------------     -------------
          Total current liabilities                                                18,313,560        16,268,257


Long-term debt                                                                    302,644,000       305,500,000
Shareholders' equity:
   Common shares, $.01 par, Class A, 1 vote per share, 60,000,000 shares authorized, 4,734,091 shares issued and outstanding as of September 30,
     1998; 4,010,653 shares issued and outstanding as of December 31, 1997             47,341            40,107
   Common shares, $.01 par, Class B, 10 votes per share; 10,000,000 shares authorized, 4,436,539 shares issued and outstanding as of September 30,
     1998; 5,159,977 shares issued and outstanding as of December 31,1997              44,365            51,599
   Additional paid-in capital                                                      47,598,498        47,598,498
   Retained deficit                                                               (35,101,572)      (28,222,124)
   Note receivable from officer/shareholder                                          (249,952)         (249,952)
                                                                                -------------     -------------
          Total shareholders' equity                                               12,338,680        19,218,128
                                                                                -------------     -------------
          Total liabilities and shareholders' equity                            $ 333,296,240     $ 340,986,385
                                                                                =============     =============

Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              SYGNET WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                                          1998               1997                  1998              1997
                                                   --------------------------------------   -------------------------------------

Revenue:
   Subscriber revenue                              $     16,510,322   $     13,975,115      $     46,738,516  $     38,531,124
   Roamer revenue                                        10,167,682          8,112,424            24,752,828        19,868,262
   Equipment sales                                        1,602,148          1,129,792             4,252,652         3,050,594
   Other revenue                                            402,955            439,900             1,190,063         1,307,703
                                                   --------------------------------------   -------------------------------------
Total revenue                                            28,683,107         23,657,231            76,934,059        62,757,683

Costs and expenses:
   Cost of services                                       3,254,611          2,810,101             9,004,943         7,175,048
   Cost of equipment sales                                2,828,903          2,396,778             7,789,947         6,806,047
   General and administrative                             5,205,591          4,286,956            14,664,517        11,666,527
   Selling and marketing                                  3,256,956          2,676,800             9,056,770         7,465,863
   Depreciation and amortization                          6,823,590          7,385,487            21,343,437        21,142,930
                                                   --------------------------------------   -------------------------------------
Total costs and  expenses                                21,369,651         19,556,122            61,859,614        54,256,415
                                                   --------------------------------------   -------------------------------------

Income from operations                                    7,313,456          4,101,109            15,074,445         8,501,268

Other:
   Interest expense, net                                  7,244,992          7,316,422            21,612,673        22,558,545
   Other                                                     64,478            (17,209)              341,220            (6,174)
                                                   --------------------------------------   -------------------------------------
Net income (loss)                                  $          3,986   $     (3,198,104)     $     (6,879,448) $    (14,051,103)
                                                   ======================================   =====================================


Earnings per share information:
   Net income (loss)                               $          3,986   $     (3,198,104)     $     (6,879,448) $    (14,051,103)

   Preferred stock dividend and accretion                    -                  -                     -             (2,121,472)
                                                   --------------------------------------   -------------------------------------
   Net income (loss) applicable to common
   shareholders                                    $          3,986   $     (3,198,104)     $     (6,879,448) $    (16,172,575)
                                                   ======================================   =====================================

   Net income (loss) per share applicable to
   common shareholders                             $         -        $           (.35)     $           (.75) $          (2.21)
                                                   ======================================   =====================================
Common shares outstanding                                 9,170,630          9,170,630             9,170,630         7,302,498
                                                   ======================================   =====================================

                              SYGNET WIRELESS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                       FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                     ------------------------------
                                                          1998            1997
                                                     ------------------------------

OPERATING ACTIVITIES
Net loss                                             $ (6,879,448)    $(14,051,103)
Adjustments to reconcile net
   loss to net cash provided by
   operating activities:
     Depreciation                                      11,828,239       11,614,565
     Amortization                                       9,515,198        9,528,365
     Loss (gain) on disposal of assets                    109,104          (14,358)
     Changes in operating assets and liabilities:
         Accounts receivable                           (2,795,142)      (2,269,177)
         Inventory                                        328,276          413,076
         Prepaid and deferred expenses                   (620,455)         188,487
         Accounts payable and accrued expenses           (738,574)         732,773
         Accrued interest payable                       2,783,877          982,713
                                                     ------------------------------
Net cash provided by operating activities              13,531,075        7,125,341

INVESTING ACTIVITIES
Business acquisition                                            -         (599,442)
Purchases of property and equipment                   (11,468,537)     (16,979,123)
Proceeds from sale of assets                              400,500           20,995
                                                     ------------------------------
Net cash used in investing activities                 (11,068,037)     (17,557,570)

FINANCING ACTIVITIES
Proceeds from long-term debt                           16,894,000       23,500,000
Principal payments on long-term debt                  (19,750,000)     (35,250,000)
Increase in financing costs                                     -         (308,666)
Redemption of preferred stock                                   -      (21,839,451)
Net proceeds from sale of common stock                          -       43,875,000
                                                     ------------------------------
Net cash (used in) provided by financing activities    (2,856,000)       9,976,883

Decrease in cash and cash equivalents                    (392,962)        (455,346)

Cash and cash equivalents at beginning of period          860,086        2,257,748
                                                     ------------------------------
Cash and cash equivalents at end of period           $    467,124     $  1,802,402
                                                     ==============================

                              SYGNET WIRELESS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

   These financial statements include the consolidated accounts of Sygnet Wireless, Inc. (the Company) and its wholly-owned subsidiary Sygnet Communications, Inc. (Sygnet). The Company owns and operates cellular telephone systems serving one large cluster with an approximate population of
   2.4 million in Northeastern Ohio, Western Pennsylvania and Western New York.

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 333-10161) filed with the Securities and Exchange Commission.

2.       AGREEMENT AND PLAN OF MERGER

   On July 28, 1998, the Company entered into an Agreement and Plan of Merger (Merger) with a subsidiary of Dobson Communications Corporation (Dobson) pursuant to which Dobson will acquire all outstanding shares of common stock of the Company for an aggregate amount of $337.5 million, or approximately $34.51 per share. The agreement is pending regulatory approval and is expected to close in the fourth quarter of 1998.

3.       LONG-TERM DEBT

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

   Sygnet has a financing agreement (the Bank Credit Facility) with a commercial bank group. The Bank Credit Facility is a senior secured reducing revolver that provides Sygnet the ability to borrow up to $300 million through June 30, 1999. Mandatory reductions in the revolver occur quarterly thereafter through June 30, 2005, when the Bank Credit Facility terminates. The Bank Credit Facility is secured by certain assets and the stock of Sygnet. The Bank Credit Facility provides for various borrowing rate options based on either a fixed spread over the London Interbank Offered Rate (LIBOR) or the prime rate. As of September 30, 1998 the amount outstanding under the Bank Credit Facility is $192.6 million.

4.       REDEEMABLE PREFERRED STOCK AND WARRANTS

   On April 3, 1997, 100,000 shares of Series A Senior Cumulative Nonvoting Preferred Stock (Preferred Stock), were redeemed by the Company at a cost of $10 million which was funded by the Bank Credit Facility. On June 20, 1997, the remaining 118,394.51 shares of Preferred Stock were redeemed by the Company at a cost of $11,839,451. This redemption was funded by the Common Stock Sale described in Note 5.

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

5.       SHAREHOLDERS EQUITY

   On June 20, 1997, the Company issued and sold 3,000,000 shares of Class A Common Stock, $.01 par value, to Boston Ventures Limited Partnership V (Boston Ventures) at a price of $15 per share (Common Stock Sale). The proceeds of $43.9 million, net of issuance fees, were used to redeem the remaining outstanding Preferred Stock as described in Note 4, and to reduce amounts outstanding under the Bank Credit Facility. As a condition of the Common Stock Sale, Boston Ventures has two representatives on the Company's eleven member board of directors.

   In August 1997, Boston Ventures purchased 1,000,000 shares of Class B Common Stock from shareholders pursuant to a tender offer which, upon purchase, became Class A Common Stock.

6.       COMMITMENTS AND CONTINGENCIES

   In accordance with the Merger (see Note 2) the Company may be liable to pay severance benefits and incentive compensation for an approximate amount of $1.9 million to certain employees if the Merger occurs and certain other conditions are met before December 31, 1998.

   On June 8, 1998, the Company entered into an agreement with Pinellas Communications to purchase the license to operate a cellular telephone system in the Rural Service Area PA-2. The purchase price is $6 million and the transaction is expected to close in the fourth quarter of 1998.

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

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

For the three months ended September 30, 1998, the Company's total revenue increased by 21.2% to $28.7 million, from $23.7 million in the comparable period in 1997. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) increased by 23.1% to $14.1 million (49.3% of total revenue) for the three months ended September 30, 1998 from $11.5 million (48.6%. of total revenue) during the comparable period in 1997. The growth in revenue and EBITDA was the result of higher subscriber revenue from continued growth of the subscriber base and increased roaming revenue generated by additional usage. The interest expense on the debt incurred as a result of acquisitions, as well as the amortization expense from the acquired licenses and customer lists, contributed to net income of $4,000 for the three months ended September 30, 1998. This represents an improvement from the $3.2 million loss for the comparable quarter in 1997. This improvement was due mainly to the increase in revenue and EBITDA, as described above.

Subscriber revenue grew by 18.1% to $16.5 million for the three months ended September 30, 1998 compared to $14.0 million for the comparable period in 1997 mainly as a result of revenue from continued subscriber growth in the Company's markets, despite a decline in average revenue per subscriber. The Company's number of subscribers increased by 28.2% to 166,886 at September 30, 1998 from 130,146 at September 30, 1997 due to internal growth. On a per subscriber basis, average monthly subscriber revenue declined by 8.3% to $33.96 for the three months ended September 30, 1998 from $37.04 for the comparable period in 1997. This was due to competitive market pressures, continuing promotional activity and the changing mix of subscribers reflecting increasing levels of subscribers who typically purchase less expensive rate plans that include packaged minutes of use.

Roamer revenue grew by 25.3% to $10.2 million during the three months ended September 30, 1998 compared to $8.1 million for the comparable period in 1997. This increase was mainly a result of increased roaming traffic throughout all of the Company's systems which more than offset the decline in roaming revenue per minute of use. Roaming minutes of use increased by 29.5% to 17.5 million for the three months ended September 30, 1998 from 13.6 million for the comparable period in 1997. Roaming revenue per minute, including tolls, for the three months ended September 30, 1998 decreased to $0.58 from $0.60 for the comparable period in 1997. This decrease was mainly a result of increased volume of regional roaming traffic that is priced lower than other roaming traffic.

Equipment sales revenue increased by 41.8% to $1.6 million for the three months ended September 30, 1998 compared to $1.1 million for the comparable period in 1997. This increase was due mainly to an increased number of telephones sold to existing customers for retention purposes for which credits are given on the sale price and reflected in general and administrative costs.

Cost of services increased by 15.8% to $3.3 million for the three months ended September 30, 1998 from $2.8 million for the comparable period in 1997. This increase was mainly a result of an increase in billing costs, home subscriber net roaming costs and call delivery expenses associated with the growth in the subscriber base. Partially offsetting this increase is the elimination of costs associated with a terminated switching agreement. As a percentage of total revenue, cost of services was 11.4% for the three months ended September 30, 1998 compared to 11.9% for the same period in 1997.

Cost of equipment sales increased 18.0% to $2.8 million for the three months ended September 30, 1998 from $2.4 million in the comparable 1997 period. This increase was due mainly to an increased number of telephones sold to existing subscribers as well as equipment subsidies and sales to new subscribers, offset by a reduction in the average cost of telephones and accessories.

General and administrative costs increased by 21.4% to $5.2 million for the three months ended September 30, 1998 from $4.3 million for the comparable period in 1997. This increase was mainly a result of increased administrative compensation expense as a result of the growth in the subscriber base in addition to increased customer retention costs due to competitive pressures. As a percentage of total revenue, general and administrative expense was 18.2% for the three months ended September 30, 1998 compared to 18.1% for the same period in 1997.

Selling and marketing costs increased by 21.7% to $3.3 million for the three months ended September 30, 1998 from $2.7 million during the third quarter of 1997. This increase is mainly due to an increase in new subscribers added period to period which caused higher commission and compensation expenses as well as increased advertising and promotional expenses. Including the equipment subsidy, selling and marketing cost per gross new subscriber decreased by 4.4% to $280 for the three months ended September 30, 1998 from $293 for the comparable period in 1997. This decrease was primarily a result of an improvement in the margin on telephone and accessory subsidies.

Depreciation and amortization decreased to $6.8 million for the three months ended September 30, 1998 from $7.4 million in the comparable period in 1997. This decrease was mainly due to certain cell site equipment obtained through acquisitions which became fully depreciated in April 1998. This reduction of depreciation more than offsets the depreciation on higher levels of fixed assets resulting from capital expenditures for system growth. For the three months ended September 30, 1998, the Company incurred $1.6 million in capital expenditures, primarily for cell site and system enhancements.

Interest expense remained flat at $7.3 million for the three months ended September 30, 1998 compared with the same in 1997 as outstanding debt levels and interest rates remained fairly constant.

THE COMPANY'S HISTORICAL RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

For the nine months ended September 30, 1998, the Company's total revenue increased by 22.6% to $76.9 million, from $62.8 million from the comparable period in 1997. Earnings before interest, taxes, depreciation and amortization, and other non-cash expenses (EBITDA) increased by 22.9% to $36.4 million (47.3% of total revenue) for the nine months ended September 30, 1998 from $29.6 million (47.2%. of total revenue) during the comparable period in 1997. The growth in revenue and EBITDA was the result of higher subscriber revenue from continued growth of the subscriber base and increased roaming revenue generated by additional usage. The interest expense on the debt incurred as a result of acquisitions, as well as the amortization expense from the acquired licenses and customer lists, contributed to a net loss of $6.9 million for the nine months ended September 30, 1998. This loss represents an improvement from the $14.0 million loss for the nine months ended September 30, 1997 which was due mainly to the increase in revenue and EBITDA as described above.

Subscriber revenue grew by 21.3% to $46.7 million for the nine months ended September 30, 1998 compared to $38.5 million for the comparable period in 1997 mainly as a result of revenue from continued subscriber growth in the Company's markets, despite a decline in average revenue per subscriber. The Company's number of subscribers increased by 28.2% to 166,886 at September 30, 1998 from 130,146 at September 30, 1997 due to internal growth. On a per subscriber basis, average monthly subscriber revenue declined by 6.8% to $33.85 for the nine months ended September 30, 1998 from $36.33 for the comparable period in 1997. This was due to competitive market pressures, continuing promotional activity and the changing mix of subscribers reflecting increasing levels of subscribers who typically purchase less expensive rate plans that include packaged minutes of use.

Roamer revenue grew by 24.6% to $24.8 million during the nine months ended September 30, 1998 compared to $19.9 million for the comparable period in 1997. This increase was mainly a result of increased roaming traffic throughout all of the company's systems which more than offset the decline in roaming revenue per minute of use. Roaming minutes of use increased by 30.5% to 43.6 million for the nine months ended September 30, 1998 from 33.4 million for the comparable period in 1997. Roaming revenue per minute, including toll, for the nine months ended September 30, 1998 decreased to $0.57 from $0.59 for the comparable period in 1997. This decrease was mainly a result of increased volume of regional roaming traffic that is priced lower than other roaming traffic.

Equipment sales revenue increased by 39.4% to $4.3 million for the nine months ended September 30, 1998 compared to $3.0 million for the comparable period in 1997. This increase was due mainly to an increased number of telephones and accessories sold to existing customers for retention purposes, for which credits are given on the sale price and reflected in general and administrative costs.

Cost of services increased by 25.5% to $9.0 million for the nine months ended September 30, 1998 from $7.2 million for the comparable period in 1997. This increase was mainly a result of an increase in home subscriber net roaming costs as well as increased billing and call delivery expenses associated with the growth in the subscriber base. The increase in net roaming costs is attributed mostly to increased levels of regional roaming for which rates to customers are low which has stimulated usage. Partially offsetting this increase are lower costs to the Company for long distance charges and the elimination of costs associated with a terminated switching agreement. As a percentage of total revenue, cost of services was 11.7% for the nine months ended September 30, 1998 compared to 11.4% for the same period in 1997.

Cost of equipment sales increased 14.5% to $7.8 million for the nine months ended September 30, 1998 from $6.8 million in the comparable 1997 period. This increase was due mainly to an increased number of telephones and accessories sold to existing subscribers offset by a reduction in the average cost of telephones and accessories.

General and administrative costs increased by 25.7% to $14.7 million for the nine months ended September 30, 1998 from $11.7 million for the comparable period in 1997. This increase was mainly a result of the growth in the subscriber base which caused an increase in administrative compensation and increased customer retention costs due to competitive pressures. As a percentage of total revenue, general and administrative expense was 19.1% for the nine months ended September 30, 1998 compared to 18.6% for the same period in 1997.

Selling and marketing costs increased by 21.3% to $9.1 million for the nine months ended September 30, 1998 from $7.5 million for the comparable period in 1997. This increase is mainly due to an increase in new subscribers added period to period which caused higher commission and compensation expenses as well as an increase in advertising and promotional expenses. Including the equipment subsidy, selling and marketing cost per gross new subscriber decreased by 6.2% to $287 for the nine months ended September 30, 1998 from $306 for the comparable period in 1997. This was primarily a result of an improvement in the margin on telephone and accessory subsidies and sales.

Depreciation and amortization increased to $21.3 million for the nine months ended September 30, 1998 from $21.1 million for the comparable period in 1997 due to the depreciation on higher levels of fixed assets resulting from capital expenditures for system growth. This increase more than offset the decrease in depreciation due to certain cell site equipment obtained in acquisitions which became fully depreciated in April 1998. For the nine months ended September 30, 1998, the Company incurred $11.5 million in capital expenditures, primarily for cell site and system enhancements.

Interest expense decreased to $21.6 million for the nine months ended September 30, 1998 from $22.6 million for the comparable period in 1997. This decrease was primarily a result of a lower level of borrowing due to the Common Stock Sale as described in Note 5.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically relied on internally generated funds to fund debt service and a substantial portion of its capital expenditures. Bank credit facilities have been used for additional support of capital expenditure programs and to fund acquisitions. During 1997, the Company issued additional Common Stock and redeemed its outstanding Preferred Stock, as described in Notes 4 and 5.

Net cash provided by operating activities was $13.5 million for the nine months ended September 30, 1998 compared to $7.1 million for the comparable period in 1997. The increase was primarily the result of the increase in the number of subscribers and the related growth in revenue and EBITDA, offset somewhat by a decrease in net working capital.

Net cash used in investing activities was $11.1 million for the nine months ended September 30, 1998 compared to $17.6 million for the comparable period in 1997. In 1997, this activity reflects final payments for businesses acquired in 1996. In 1998, this activity reflects decreased levels of purchases of property and equipment primarily for system buildout in addition to proceeds of $300,000 from the sale of an undeveloped patent to an officer/shareholder of the Company.

Net cash used in financing activities was $2.9 million for the nine months ended September 30, 1998 as compared to net cash provided by financing activities of $10.0 million for the comparable period in 1997. The combination of reduced capital expenditures and increased EBITDA for the nine months ended September 30, 1998 enabled the Company to reduce amounts outstanding under the Bank Credit Facility. In 1997, this activity includes $43.9 million in net proceeds from the Common Stock Sale which were used primarily to redeem the remaining outstanding Preferred Stock and to reduce amounts outstanding under the Bank Credit Facility.

The Company's capital expenditure plans include a continued buildout of its systems in order to improve coverage and increase usage. During the remainder of 1998 the Company plans to add up to 5 new cell sites in addition to the 21 completed through September 30, 1998. In accordance with its plans to strengthen its existing cellular network the Company has completed sectorizing high traffic cell sites and is in the process of increasing microwave capacity and upgrading the Ohio and Pennsylvania systems to state of the art IS-136 TDMA digital. As of September 30, 1998, the Company has incurred $11.5 million in capital expenditures and expects to spend between $13 to $15 million for the year ending December 31, 1998. The Company plans to use internally generated funds plus funds available under the Bank Credit Facility to finance this capital expenditure program. As of September 30, 1998, the Company had $107.4 million in additional funds available to borrow under the Bank Credit Facility.

As a part of a 1996 acquisition, the Company acquired interim operating authority for the Rural Service Area PA-2. On June 3, 1997, the Federal Communications Commission granted the application of Pinellas Communications for a license to operate a permanent cellular telephone system in PA-2 and the interim operating authority for PA-2 was terminated. On June 8, 1998, the Company entered into an agreement with Pinellas Communications to purchase PA-2. The purchase price of $6 million will be funded through the Bank Credit Facility. The purchase is expected to close in the fourth quarter of 1998. In the interim the Company has entered into a management agreement and a lease agreement to operate PA-2, subject to oversight by Pinellas Communications.

The Company is a holding company with no direct operations and no significant assets other than the stock of Sygnet. Accordingly, the Company's ability to make principal, interest and other payments to holders of the Senior Notes when due, and to meet its other obligations, is dependent upon the receipt of sufficient funds from its subsidiary. The Bank Credit Facility contains certain restrictions upon the ability of the subsidiary to distribute funds to the Company. The indenture under which the Senior Notes were issued imposes certain limits on the ability of the Company to, among other things, incur additional indebtedness. In addition, the agreement under which the Company issued Common Stock in June 1997 imposes certain limits on the ability of the Company to, among other things, incur additional indebtedness, issue additional capital stock or engage in certain types of transactions.

The Company has entered into an Agreement and Plan of Merger with a subsidiary of Dobson Communications Corporation (Dobson), as described in Note 2, pursuant to which Dobson will acquire all outstanding shares of common stock of the Company for an aggregate amount of $337.5 million, or approximately $34.51 per share. The agreement is pending regulatory approval and is expected to close in the fourth quarter of 1998.

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of the inability of some computer programs to distinguish the year 1900 from the year 2000. Many computer programs and operating systems were written using two digits to define the applicable year rather than four digits. This means that any equipment containing computer programs with time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In some instances this could result in system failures, disruption in operations and possible inaccuracies of data.

The Company has substantially completed an inventory of all its systems and equipment in each market to determine the impact of the Year 2000 Issue. Based on this inventory, the Company has contacted its significant vendors to determine how their products and services might be affected by the Year 2000 Issue. Generally, the Company is relying upon representations made by the vendors as to their state of readiness for the Year 2000 Issue. Based on internal evaluations and on information provided by these vendors certain systems have been upgraded and tested for Year 2000 compliance. The Company estimates that it is 60% complete with this phase of the project.

The Company is placing special emphasis on areas that present a risk of materially interrupting its revenue stream in the event of a Year 2000 problem. Presently, it appears three main systems have the potential to materially interrupt the revenue stream due to the Year 2000 Issue. They are the two cellular switches, which could prevent calls from being made, and the billing system, which could prevent the Company from billing and subsequently receiving revenue from its customers. To address this risk, the Northern Telecom switch, which serves Ohio and Pennsylvania, has recently undergone a software upgrade to a Year 2000 compliant version. The Company has monitored testing of this software in a Year 2000 situation with commonly known critical dates and has encountered no problems. Accordingly, the Company has deemed this system to have a minimal risk of failure regarding the Year 2000 issue and will not develop contingency plans for the Northern Telecom switch unless new information becomes available that suggests a contingency plan is warranted. The Ericsson switch, which serves New York, is expected to have its software upgraded to a Year 2000 compliant version in the first quarter of 1999. It is expected that like Northern Telecom, Ericsson will provide sufficient testing prior to installation. To allow for the possibility that the upgrade and testing may not be completed by the first quarter of 1999 a contingency plan is being developed which may include replacement of the Ericsson switching equipment with Northern Telecom equipment that is already known to be year 2000 compliant. The upgrade of the billing system software to a Year 2000 compliant version is expected to be completed in the first quarter of 1999. The vendor that provides this system has indicated that Year 2000 compliance testing will be completed by June of 1999. The Company has deemed this system to have a moderate risk of not being able to handle the Year 2000 requirements and a contingency plan is being prepared that may include selecting a new billing vendor in mid 1999.

The cost of testing and upgrading these systems can not been determined at this time. Management's current estimate is that the cost of becoming year 2000 compliant is not expected to exceed $250,000. This estimate may change significantly downward or upward as the process continues or if problems arise with either a switch or billing system. Additionally, this estimate may change substantially if other systems or vendors are unable to become Year 2000 compliant causing a material interruption of the revenue stream.

FORWARD LOOKING STATEMENTS

The description of the Company's capital expenditure plans and Year 2000 preparedness set forth above are forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. The important factors that could cause actual capital expenditures, Year 2000 preparedness or the Company's performance to differ materially from the plans include, without limitation, the Company's continued ability to satisfy the financial performance and other covenants of the Bank Credit Facility; the impact of competition from other providers of cellular telephone and personal communications services and other technologies that may be developed; the inability of third party vendors to provide products and services which are Year 2000 compliant; and the occurrence of other technological changes affecting the Company's business. For further information regarding these and other risk factors, see "Business Risk Factors" in the Company's annual report (File No. 333-10161) on Form 10K for the year ended December 31, 1997 filed with the Securities and Exchange Commission. The Company disclaims any duty to release publicly any updates or revisions to these forward looking statements.

PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On August 18, 1998 two special shareholder meetings were held at which the shareholders unanimously approved (i) an amendment to the Company's Code of Regulations to opt out of a provision of the Ohio Revised Code pertaining to control share acquisitions, (ii) the adoption of the Agreement and Plan of Merger between Front Nine Operating Company (Purchaser) and the Company, under which Purchaser will merge with and into the Company (the Merger), with the Company being the surviving entity, (iii) the acceleration of vesting, as of the closing of the Merger, of all non-vested stock options held by the Company's officers and directors and (iv) payments to be made to the Company's officers and directors for stock options, bonus and severance in connection with the Merger.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                2.1    Agreement and Plan of Merger dated July 28, 1998 among Sygnet  Wireless,  Inc. and Front Nine
                       Operating Company.

                3.1    Amended and restated Articles of Incorporation of Sygnet Wireless, Inc. 1[3.1]

                3.2    Code of Regulations of Sygnet Wireless, Inc.

                4.1    Indenture  dated as of September 26, 1996 between  Sygnet  Wireless,  Inc. and Fleet National
                       Bank, as Trustee. 1[4]

              10.18    Credit  Agreement  dated October 9, 1996 among the Registrant  and The Toronto  Dominion Bank and PNC Bank, National Association. 3[10.18]

             10.18a    Amendment to Credit  Agreement  dated  October 9, 1996 among the  Registrant  and The Toronto
                       Dominion Bank and PNC Bank, National Association. 4[10.18a]

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

             10.25a    Amendment to Stockholders  Agreement among Sygnet  Wireless,  Inc.,  Boston Ventures  Limited
                       Partnership V, J.D. Williamson, II and Warren P. Williamson, III. 4[10.25a]

              10.32    Purchase  Agreement  dated June 8, 1998  between  Sygnet  Communications,  Inc.  and Pinellas
                       Communications. 4[10.32]

               27.1    Financial Data Schedule.

(b) Reports on Form 8-K. On July 29, 1998 the Company filed an 8-K reporting the signing of an agreement to be acquired through a merger with a subsidiary of Dobson Communications Corporation.

1 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

2 Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the quarterly period ended June 30, 1997, as the exhibit number indicated in brackets and incorporated by reference herein.

3 Filed as an exhibit to the Company's Annual Report on Form 10K for the year ended December 31, 1996, as the exhibit number indicated in brackets and incorporated by reference herein.

4 Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as the exhibit number indicated in brackets and incorporated by reference herein.

                                    SIGNATURE


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   SYGNET WIRELESS, INC.


                                   By: /s/ CRAIG T. SHEETZ
                                       ----------------------------
                                       Craig T. Sheetz
                                       Vice President and
                                       Chief Financial Officer

                                       (as duly authorized officer and principal financial officer of the registrant)


Dated: October 29, 1998